Form 10-K
period 2003-12-31
EL PASO PRODUCTION HOLDING CO
filed 2004-09-30
CIK 1239454

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR


   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 333-106586

                       EL PASO PRODUCTION HOLDING COMPANY
             (Exact name of Registrant as Specified in Its Charter)

                    DELAWARE                                        76-0659544
        (State or Other Jurisdiction of                          (I.R.S. Employer
         Incorporation or Organization)                        Identification No.)

                EL PASO BUILDING                                      77002
             1001 LOUISIANA STREET                                  (Zip Code)
                 HOUSTON, TEXAS
    (Address of Principal Executive Offices)

                        TELEPHONE NUMBER: (713) 420-2600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X].

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT.

     None.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $1 per share. Shares outstanding on September 30, 2004: 1,000

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                       EL PASO PRODUCTION HOLDING COMPANY

                               TABLE OF CONTENTS

CAPTION                                                                 PAGE
-------                                                                 ----
                                   Part I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

                                  Part II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    8
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    9
          Risk Factors and Cautionary Statement for Purposes of the
            "Safe Harbor" Provisions of the Private Securities
            Litigation Reform Act of 1995.............................   21
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   29
Item 8.   Financial Statements and Supplementary Data.................   30
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   65
Item 9A.  Controls and Procedures.....................................   65
Item 9B.  Other Information...........................................   67

                                  Part III
Item 10.  Directors and Executive Officers of the Registrant..........   67
Item 11.  Executive Compensation......................................   68
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................   74
Item 13.  Certain Relationships and Related Transactions..............   74
Item 14.  Principal Accountant Fees and Services......................   75

                                  Part IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   75
          Signatures..................................................   79

    Below is a list of terms that are common to our industry and used throughout this document:

    /d      =    per day
    Bbl     =    barrels
    BBtu    =    billion British thermal units
    Bcf     =    billion cubic feet
    Bcfe    =    billion cubic feet of natural gas
                 equivalents
    MBbls   =    thousand barrels
    Mcf     =    thousand cubic feet
    Mcfe    =    thousand cubic feet of natural gas
                 equivalents
    MMBbls  =    million barrels
    MMBtu   =    million British thermal units
    MMcf    =    million cubic feet
    MMcfe   =    million cubic feet of natural gas
                 equivalents
    Tcfe    =    trillion cubic feet of natural gas
                 equivalents

    When we refer to natural gas and oil in "equivalents," we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl of oil is equal to six Mcf of natural gas. Oil includes natural gas liquids unless otherwise specified. Also, when we refer to cubic feet measurements, all measurements are at a pressure of
14.73 pounds per square inch.

    When we refer to "us", "we", "our", "ours", or "El Paso Production", we are describing El Paso Production Holding Company and/or our subsidiaries.

RESTATEMENT OF HISTORICAL FINANCIAL INFORMATION

     In February 2004, we completed the December 31, 2003 reserve estimation process of our proved natural gas and oil reserves. The results of this process indicated that a significant downward revision to our proved reserve estimates of 0.9 Tcfe was needed. In August 2004, we also determined that the accounting for two derivative transactions entered into with El Paso Merchant Energy, L.P., (El Paso Merchant Energy), a wholly-owned subsidiary of El Paso Corporation (El
Paso), our parent, to hedge our anticipated natural gas production during 2000 and 2002 had not been properly applied. After investigations into the factors that caused these issues, we determined that a material portion of the downward reserve revisions should be reflected in historical periods and that the historical accounting for the two production hedge transactions should be corrected. Accordingly, we have restated our historical financial information for the years from 1999 to 2002 and for the first nine months of 2003.

     In the restatement for our reserve revisions, an investigation determined that certain personnel used aggressive, and at times, unsupportable methods to book proved reserves. In some instances, certain personnel provided historical proved reserve estimates that they knew or should have known were incorrect at the time they were reported. The investigation also found that we did not, in some cases, maintain adequate documentation and records to support historically booked proved natural gas and oil reserves.

     In August 2004, El Paso announced that it would be required to further restate its historical financial statements for the manner in which it accounted for hedges of its natural gas production and other hedging transactions. We have historically hedged a significant portion of our anticipated natural gas production with El Paso Merchant Energy and as part of El Paso's restatement, the transactions we conducted with El Paso Merchant Energy were evaluated for their proper accounting. While substantially all of the hedge transactions we entered into with El Paso Merchant Energy continue to qualify as hedges given our status as a separate registrant from El Paso, we identified two derivatives that were not entered into at observable market prices and therefore not properly accounted for at their fair market value at the time they were initially entered into and subsequently settled. Both derivatives were entered into in 2000, and were originally accounted for as hedges. The first transaction settled during 2000 resulting in a gain of $6 million. The second transaction settled during 2002 resulting in a loss of $4 million. Upon determining that an adjustment was required, we restated our historical financial statements to adjust the value of the transactions to their fair market value at their inception, and adjust each accounting period for the impacts of this adjustment through the date of settlement.

     As a result of these conclusions, we restated our historical proved natural gas and oil reserve estimates, the financial information derived from those estimates, and the financial information related to our historical accounting for the two hedge transactions for the periods from 1999 through 2002 and the nine months ended September 30, 2003. The total cumulative impact of these restatements was a reduction of our previously reported stockholder's equity as of September 30, 2003 of approximately $387 million. The cumulative impact related solely to the restatement of our historical reserve estimates, as the restatement for the hedging matter had no overall impact on total stockholder's equity during the restatement period. The restatements had no impact on our overall cash flows. However, we have reclassified amounts in our historical statements of cash flows to reflect amounts provided to El Paso under its cash management program as investing activities instead of financing activities. For further discussion of the cash management program, see Part II, Financial Statements and Supplementary Data, Note 11. These restated amounts have been reflected only in this Annual Report on Form 10-K, and we did not revise the financial statements included in our registration statement on Form S-4 for the impacts of the restatements. Consequently, you should not rely on historical information contained in those prior filings since this filing replaces and revises those historically reported amounts.

     For a further discussion of the impact of the restatements on our selected financial information, see Part II, Item 6, Selected Financial Data; for a more detailed discussion of the factors leading to the restatements, the restatement methods used and the financial impacts of the restatements, see Item 8, Financial Statements and Supplementary Data, Note 1; and, for a discussion of control weaknesses that contributed to these issues and changes we have made or are in the process of making to our control procedures, see Item 9A, Controls and Procedures.

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

     We are a Delaware corporation formed in 1999 as a wholly-owned direct subsidiary of El Paso. We are engaged in the exploration for, and the acquisition, development and production of natural gas, oil, condensate and natural gas liquids. We operate primarily in Alabama, Louisiana, New Mexico, Oklahoma, Texas and the Gulf of Mexico. During 2003, daily production exceeded 600 MMcfe/d, and our proved reserves at December 31, 2003, were approximately
1.5 Tcfe.

     As part of El Paso's Long-Range Plan announced in December 2003, we will focus on developing production opportunities from our asset base, which is solely in the United States. We own 1.5 Tcfe, or 58 percent, of El Paso's overall 2.6 Tcfe of proved reserves. Our strategy emphasizes a disciplined capital investment approach, focused on maximizing volumes, minimizing costs and optimizing cash flow per unit produced.

     In June 2004, we announced a back-to-basics plan for our business. This plan emphasizes strict capital discipline designed to improve capital efficiency through the use of standardized risk analysis, a heightened focus on cost control, and a rigorous process for booking proved natural gas and oil reserves. This back-to-basics approach is expected to stabilize production by improving the production mix across our operating areas and generate more predictable returns.

     Our operations are divided into three areas: onshore, offshore and coal seam. The onshore area includes operations in two regions: Texas and Central. The Texas region includes our operations along the Texas Gulf Coast. Our major fields in the Texas region include North Monte Christo and Samano. The Central region includes our operations in north Louisiana. Our major fields in the Central region include Holly, Bear Creek, North Shongaloo, Ada/Sibley/West Bryceland, and King's Dome. The offshore area includes our interest in the Gulf of Mexico primarily in state and federal waters along the coast of Texas and Louisiana. Our major fields in the offshore area include South Timbalier 189/204, Ewing Bank 1003, East Cameron 81/84, Jim Bob Mountain and Mound Point, West Delta 137, and West Cameron 46/47. The coal seam area consists of operations in the Black Warrior basin in Alabama, the Arkoma basin in eastern Oklahoma and the Raton basin in Colorado and New Mexico. Our major fields in the coal seam area include White Oak Creek, Short Creek, Blue Creek West, Brookwood, Oklahoma, and Vermejo Park Ranch. In each of our operating areas, we have extensive acreage and/or seismic holdings which allow us to be competitive.

  Natural Gas and Oil Reserves

     The tables below provide information on our proved reserves at December 31, 2003. Reserve information in these tables is based on the reserve report dated January 1, 2004, prepared internally by us. Ryder Scott Company and Huddleston & Co., Inc., independent petroleum engineering firms, performed independent reserve estimates for 94 percent and 6 percent of our properties. The total estimate of proved reserves prepared independently by Ryder Scott Company and Huddleston & Co., Inc. was within five percent of our internally prepared estimates. This information is consistent with estimates of reserves filed with other federal agencies except for differences of less than five percent resulting from actual production, acquisitions, property sales, necessary reserve revisions and additions to reflect actual experience.

     The table below summarizes our estimated proved reserves as of December 31, 2003, and our 2003 production by area.

                                                      NET PROVED RESERVES(1)
                                          ----------------------------------------------
                                           NATURAL                                            2003
                                             GAS      LIQUIDS(2)           TOTAL           PRODUCTION
                                          ---------   ----------   ---------------------   ----------
                                           (MMCF)      (MBBLS)      (MMCFE)    (PERCENT)     (BCFE)
Onshore
  Texas.................................     74,329      2,114        87,013        6          32
  Central...............................    342,119      3,310       361,977       23          40
                                          ---------     ------     ---------      ---         ---
  Total Onshore.........................    416,448      5,424       448,990       29          72
Offshore................................    184,707     12,012       256,779       17         114
Coal Seam...............................    835,536         --       835,536       54          40
                                          ---------     ------     ---------      ---         ---
  Total.................................  1,436,691     17,436     1,541,305      100         226
                                          =========     ======     =========      ===         ===

---------------

(1) Net proved reserves exclude royalties and interests owned by others (including net profits interest) and reflects contractual arrangements and royalty obligations in effect at the time of the estimate.

(2) Includes oil, condensate and natural gas liquids.

     The table below summarizes our estimated proved producing reserves, proved non-producing reserves, and proved undeveloped reserves as of December 31, 2003:

                                                   NET PROVED RESERVES(1)
                                            ------------------------------------    RELATIVE
                                            NATURAL GAS   LIQUIDS(2)     TOTAL     PERCENTAGE
                                            -----------   ----------   ---------   ----------
                                              (MMCF)       (MBBLS)      (MMCFE)
Producing.................................     791,318       9,876       850,571       55
Non-Producing.............................     135,080       3,897       158,461       10
Undeveloped...............................     510,293       3,663       532,273       35
                                             ---------      ------     ---------      ---
  Total proved............................   1,436,691      17,436     1,541,305      100
                                             =========      ======     =========      ===

---------------

(1) Net proved reserves exclude royalties and interests owned by others (including net profits interest) and reflects contractual arrangements and royalty obligations in effect at the time of the estimate.

(2) Includes oil, condensate and natural gas liquids.

     There are considerable uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control, particularly where such reserves are not currently producing or developed. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. As a result, estimates of different engineers often vary. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from the natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful exploration and development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced.

     In addition, during 2003, we sold reserves totaling approximately 323 Bcfe to various third parties. The reserves sold were located primarily in Oklahoma, Texas and the Gulf of Mexico. See Part II, Item 8, Financial Statements and Supplementary Data, Note 13, for a further discussion of our reserves.

  Acreage and Wells

     The following table details our gross and net interest in developed and undeveloped onshore, offshore and coal seam lease and mineral acreage at December 31, 2003. Any acreage in which our interest is limited to owned royalty, overriding royalty and other similar interests is excluded.

                            DEVELOPED             UNDEVELOPED                TOTAL
                        ------------------   ---------------------   ---------------------
                        GROSS(1)   NET(2)    GROSS(1)     NET(2)     GROSS(1)     NET(2)
                        --------   -------   ---------   ---------   ---------   ---------
Onshore...............  201,438     79,090     516,544     375,423     717,982     454,513
Offshore..............  336,066    244,267     497,649     465,251     833,715     709,518
Coal Seam.............  244,396    175,995   1,254,971   1,032,453   1,499,367   1,208,448
                        -------    -------   ---------   ---------   ---------   ---------
  Total...............  781,900    499,352   2,269,164   1,873,127   3,051,064   2,372,479
                        =======    =======   =========   =========   =========   =========

---------------

(1) Gross interest reflects the total acreage we participated in, regardless of our ownership interests in the acreage.

(2) Net interest is the aggregate of the fractional working interest that we have in our gross acreage.

     The net developed acreage is concentrated primarily in the Gulf of Mexico (49 percent), Oklahoma (14 percent), Louisiana (13 percent), New Mexico (10 percent), and Alabama (8 percent). As of December 31, 2003, our net undeveloped acreage was primarily in New Mexico (28 percent), the Gulf of Mexico (25 percent) and Louisiana (14 percent). Approximately 18 percent, 11 percent and 6 percent of our total net undeveloped acreage is held under leases that have remaining primary terms expiring in 2004, 2005 and 2006. During 2003, we sold approximately 298,090 net acres located primarily in Oklahoma, Texas, and the Gulf of Mexico.

     The following table details our gross and net interest in productive onshore, offshore and coal seam natural gas and oil wells and the number of wells being drilled at December 31, 2003:

                           PRODUCTIVE
                           NATURAL GAS       PRODUCTIVE OIL     TOTAL PRODUCTIVE     NUMBER OF WELLS
                              WELLS               WELLS               WELLS           BEING DRILLED
                        -----------------   -----------------   -----------------   -----------------
                        GROSS(1)   NET(2)   GROSS(1)   NET(2)   GROSS(1)   NET(2)   GROSS(1)   NET(2)
                        --------   ------   --------   ------   --------   ------   --------   ------
Onshore...............     641       494        1        --        642       494        7         3
Offshore..............     155        87       40        15        195       102        3         2
Coal Seam.............   1,708     1,274       --        --      1,708     1,274       65        47
                         -----     -----       --        --      -----     -----       --        --
  Total...............   2,504     1,855       41        15      2,545     1,870       75        52
                         =====     =====       ==        ==      =====     =====       ==        ==

---------------

(1) Gross interest reflects the total number of wells we participated in, regardless of our ownership interests in the wells.

(2) Net interest is the aggregate of the fractional working interest that we have in our gross wells.

     During 2003, we sold approximately 450 net productive wells located primarily in Oklahoma, Texas and the Gulf of Mexico. At December 31, 2003, we operated 1,802 of the 1,870 net productive wells.

     The following table details our net exploratory and development wells drilled for each of the three years ended December 31. As a result of the restatement of our proved natural gas and oil reserves, some wells drilled that were previously reported as development wells have been reclassified as exploratory wells for the years 2002 and 2001. See Part II, Item 8, Financial Statement and Supplementary Data, Note 1 for a further discussion of this restatement.

                                NET EXPLORATORY WELLS DRILLED(1)    NET DEVELOPMENT WELLS DRILLED(1)
                                ---------------------------------   ---------------------------------
                                           2002          2001                  2002          2001
                                2003    (RESTATED)    (RESTATED)    2003    (RESTATED)    (RESTATED)
                                -----   -----------   -----------   -----   -----------   -----------
Productive....................   35          9            10         219        334           261
Dry...........................   13          6             5          --          4             3
                                 --         --            --         ---        ---           ---
  Total.......................   48         15            15         219        338           264
                                 ==         ==            ==         ===        ===           ===

---------------

(1) Net interest is the aggregate of the fractional working interest that we have in our gross wells drilled.

     The information above should not be considered indicative of future drilling performance, nor should it be assumed that there is any correlation between the number of productive wells drilled and the amount of natural gas and oil that may ultimately be recovered.

  Net Production, Sales Prices, Transportation and Production Costs

     The following table details our net production volumes, average sales prices received, average transportation costs, average production costs and average production taxes associated with the sale of natural gas and oil for each of the three years ended December 31. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of our volumes, prices and production costs.

                                                              2003     2002     2001
                                                             ------   ------   ------
Net Production Volumes
  Natural gas (Bcf)........................................     191      215      187
  Oil, condensate and liquids (MMBbls).....................       6       10        6
     Total (Bcfe)..........................................     226      272      221
Natural Gas Average Sales Price (per Mcf)(1)
  Price including hedges(2)(3).............................  $ 3.83   $ 3.02   $ 2.57
  Price excluding hedges...................................  $ 5.56   $ 3.25   $ 4.33
Oil, Condensate, and Liquids Average Sales Price (per
  Bbl)(1)
  Price including hedges(2)................................  $26.67   $21.87   $21.50
  Price excluding hedges...................................  $28.08   $22.06   $23.19
Average Transportation Costs
  Natural gas (per Mcf)....................................  $ 0.19   $ 0.19   $ 0.21
  Oil, condensate and liquids (per Bbl)....................  $ 1.23   $ 1.23   $ 0.49
Average Production Costs (per Mcfe)
  Average lease operating costs............................  $ 0.36   $ 0.33   $ 0.34
  Average production taxes.................................    0.12     0.07     0.11
                                                             ------   ------   ------
     Total production costs(4).............................  $ 0.48   $ 0.40   $ 0.45
                                                             ======   ======   ======

---------------

(1) Prices are stated before transportation costs.

(2) Our hedging activities are conducted with our affiliate, El Paso Merchant Energy.

(3) The amount for 2002 has been restated as a result of our hedge restatement.

(4) Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

  Acquisition, Development and Exploration Expenditures

     The following table details information regarding the costs incurred in our acquisition, development and exploration activities for each of the three years ended December 31. As a result of the restatement of our proved natural gas and oil reserves, some costs that were previously reported as development costs have been reclassified as exploratory drilling costs for the years 2002 and 2001. See Part II, Item 8, Financial Statements and Supplementary Data, Notes 1 and 13, for a further discussion of this restatement.

                                                                     2002         2001
                                                           2003   (RESTATED)   (RESTATED)
                                                           ----   ----------   ----------
                                                                   (IN MILLIONS)
Acquisition Costs:
  Proved.................................................  $ 37     $  339        $  4
  Unproved...............................................    26         16           7
Development Costs........................................   398        695         494
Exploration Costs:
  Delay Rentals..........................................     3          3           5
  Seismic Acquisition and Reprocessing...................    55         33          25
  Drilling...............................................   194        290         123
                                                           ----     ------        ----
     Total...............................................  $713     $1,376        $658
                                                           ====     ======        ====

     The amounts we spent to develop proved undeveloped reserves that were included in our reserve reports as of January 1, 2003, 2002 and 2001, were approximately $160 million, $150 million and $28 million.

                      REGULATORY AND OPERATING ENVIRONMENT

     Our natural gas and oil activities are regulated at the federal, state and local levels. These regulations include, but are not limited to, the drilling and spacing of wells, conservation, forced pooling and protection of correlative rights among interest owners. We are also subject to governmental safety regulations in the jurisdictions in which we operate.

     Our operations under federal natural gas and oil leases are regulated by the statutes and regulations of the U.S. Department of the Interior that currently impose liability upon lessees for the cost of environmental impacts resulting from their operations. Royalty obligations on all federal leases are regulated by the Minerals Management Service, which has promulgated valuation guidelines for the payment of royalties by producers. These laws and regulations relating to the protection of the environment affect our natural gas and oil operations through their effect on the construction and operation of facilities, drilling operations, production or the delay or prevention of future offshore lease sales. We believe that our operations are in material compliance with the applicable requirements. In addition, El Paso maintains insurance on our behalf for sudden and accidental spills and oil pollution liability.

     Our business has operating risks normally associated with the exploration for and production of natural gas and oil, including blowouts, cratering, pollution and fires, each of which could result in damage to life or property. Offshore operations may encounter usual marine perils, including hurricanes and other adverse weather conditions, governmental regulations and interruption or termination by governmental authorities based on environmental and other considerations. Customary with industry practices, El Paso maintains insurance coverage on our behalf with respect to potential losses resulting from these operating hazards.

                            MARKETS AND COMPETITION

     We primarily sell our natural gas and oil to third parties through El Paso Merchant Energy at spot market prices subject to customary adjustments. As part of El Paso's strategic Long-Range Plan announced in December 2003, we will continue to sell our natural gas and oil production to third parties through El Paso Merchant Energy. We sell our natural gas liquids at market prices under monthly or long-term contracts subject to customary adjustments. We also engage in hedging activities with El Paso Merchant Energy on a portion of our natural gas and oil production to stabilize our cash flows and reduce the risk of downward commodity price movements on sales of our production. This is achieved primarily through natural gas and oil swaps. In August 2004, El Paso announced that it would be required to further restate its historical financial statements for the manner in which it accounted for hedges of its natural gas production and other hedging transactions. We have historically hedged a significant portion of our anticipated natural gas production with El Paso Merchant Energy, and as part of El Paso's restatement, the transactions we conducted with El Paso Merchant Energy were evaluated for their proper accounting. While substantially all of the hedge transactions we entered into with El Paso Merchant Energy continue to qualify as hedges given our status as a separate registrant from El Paso, we identified two derivatives that were not entered into at observable market prices and therefore not properly accounted for at their fair market value at the time they were initially entered into and subsequently settled. Both derivatives were entered into in 2000, and were originally accounted for as hedges. The first transaction settled during 2000 resulting in a gain of $6 million. The second transaction settled during 2002 resulting in a loss of $4 million. Upon determining that an adjustment was required, we restated our historical financial statements to adjust the value of the transactions to their fair market value at their inception, and adjust each accounting period for the impacts of this adjustment through the date of settlement. The restatement had no impact on our cash flows.

     The natural gas and oil business is highly competitive in the search for and acquisition of additional reserves and in the sale of natural gas, oil and natural gas liquids. Our competitors include major and intermediate sized natural gas and oil companies, independent natural gas and oil operators and individual producers or operators with varying scopes of operations and financial resources. Competitive factors include price, contract terms and quality of service. Ultimately, our future success in the production business will be dependent on our ability to find or acquire additional reserves at costs that allow us to remain competitive.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

                                   EMPLOYEES

     As of September 15, 2004 we had approximately 802 full-time employees, none of whom are subject to collective bargaining arrangements.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers as of September 15, 2004 are listed below.

                 NAME                               OFFICE              OFFICER SINCE   AGE
                 ----                               ------              -------------   ---
Lisa A. Stewart........................  President                          2004        47
D. Mark Leland.........................  Executive Vice President and       2004        42
                                         Chief Financial Officer

     Ms. Stewart has served as our President since February 2004 and as a Director since April 2004. Ms. Stewart was Executive Vice President of Business Development and Exploration and Production Services for Apache Corporation from 1995 to February 2004. From 1984 to 1995, Ms. Stewart worked in various positions for Apache Corporation.

     Mr. Leland has served as our Executive Vice President and Chief Financial Officer since January 2004 and as a Director since April 2004. Mr. Leland served as Chief Operating Officer of GulfTerra Energy Partners, L.P. (GulfTerra) from January 2003 to December 2003, as Senior Vice President and Controller of GulfTerra from July 2000 to December 2002 and as Vice President and Controller of GulfTerra from August 1998 to July 2000. Mr. Leland also served as Vice President of El Paso Field Services Company from September 1997 to April 2004. He served as Director of Business Development for El Paso Field Services Company from September 1994 to September 1997. For more than five years prior, Mr. Leland served in various capacities in the finance and accounting functions of El Paso.

ITEM 2.  PROPERTIES

     A description of our properties is included in Item 1, Business, and is incorporated herein by reference.

     We believe that we have satisfactory title to the properties owned and used in our business, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our business. We believe that our properties are adequate and suitable for the conduct of our business in the future.

ITEM 3.  LEGAL PROCEEDINGS

     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of our common stock, par value $1 per share, is owned by El Paso and, accordingly, our stock is not publicly traded.

ITEM 6.  SELECTED FINANCIAL DATA

     The information for the years from 1999 until 2002 and for the first nine months of 2003 has been restated for revisions to our natural gas and oil reserves and to correct the manner in which we accounted for two transactions related to hedges of our anticipated natural gas production. For a further discussion of these restatements and the restatement amounts related to 2003, 2002 and 2001, see Item 8, Financial Statements and Supplementary Data, Note 1. See the notes to the table below for the impact of these restatements on 2000 and 1999. In addition, the following historical selected financial data should be read together with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Annual Report on Form 10-K. These selected historical results are not necessarily indicative of results to be expected in the future.

                                                                  YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------
                                                       2002            2001            2000            1999
                                            2003   (RESTATED)(1)   (RESTATED)(1)   (RESTATED)(1)   (RESTATED)(1)
                                            ----   -------------   -------------   -------------   -------------
                                                                       (IN MILLIONS)
Operating Results Data:
  Operating revenues......................  $895       $849            $604            $529            $498
  Depreciation, depletion and
     amortization.........................   379        396             260             180             142
  Ceiling test charges....................    --         --              --              --              43
  Gain on long-lived assets...............    --        211              --              --              --
  Earnings from unconsolidated
     affiliates...........................     9          7              30              11              --
  Income taxes............................    88        161              62              76              27
  Income from continuing operations.......   130        303             133             152              39

                                                                     AS OF DECEMBER 31,
                                           ----------------------------------------------------------------------
                                                        2002            2001            2000            1999
                                            2003    (RESTATED)(1)   (RESTATED)(1)   (RESTATED)(1)   (RESTATED)(1)
                                           ------   -------------   -------------   -------------   -------------
                                                                       (IN MILLIONS)
Financial Position Data:
  Total assets...........................  $3,479      $3,717          $2,639          $1,902          $1,682
  Total long-term debt...................   1,200          --              --              --              --
  Stockholder's equity...................   1,463       2,951           2,281           1,644           1,582

---------------

(1) In February 2004, we completed our assessment of our December 31, 2003 proved natural gas and oil reserves estimates. The assessment indicated a downward revision to our proved reserves estimates of 0.9 Tcfe was needed. Upon completion of an investigation into the factors that caused this significant revision, we determined that a material portion of the revision should be reflected in the historical periods included in this Annual Report on Form 10-K. As a result, we restated our historical financial statements for all periods to reflect the impacts of the restated reserve estimates on the financial statement amounts. In August 2004, we also determined that we had not properly accounted for two transactions related to historical hedges of our natural gas production. Following further reviews into this matter, we determined that a further restatement of our financial statements would be required. The total cumulative impact of the restatements on total stockholder's equity as of September 30, 2003 (the most recent balance sheet filed) was a reduction of approximately $387 million which includes a reduction to beginning stockholder's equity as of January 1, 2001 of approximately $503 million. The cumulative impact through September 30, 2003, related solely to the restatement for reserves, as the restatement for the hedges had no overall impact on total stockholder's equity during the restatement period. Of the cumulative impact as of January 1, 2001, $498 million related to the restatement for reserves and $5 million related to the restatement for the hedges. See Item 8, Financial Statements and Supplementary Data, Note 1, for a further discussion of our restatement processes as well as the financial impact of the restatement on 2001, 2002 and 2003. The financial impacts on 1999 and 2000 of the restatement were as follows:

                                                          2000                  1999
                                                   -------------------   -------------------
                                                   REPORTED   RESTATED   REPORTED   RESTATED
                                                   --------   --------   --------   --------
                                                                 (IN MILLIONS)
Income (loss) from continuing operations.........   $  140     $  152     $ (202)    $   39
Total assets.....................................    2,358      1,902      2,174      1,682
Stockholder's equity.............................    2,147      1,644      1,895      1,582

   The restated stockholder's equity at December 31, 1999 includes an increase in income of $241 million, net of tax, due to a reduced ceiling test charge and lower depletion expense in 1999 as well as an adjustment to beginning retained earnings of $554 million that would have occurred in periods prior to January 1, 1999 as a result of our restated reserve levels. As discussed in Item 8, Financial Statements and Supplementary Data, Note 1, we restated our reserve estimates for the periods from December 31, 2000 to September 30, 2003 using a reserve reconstruction approach. For each quarter from December 31, 1998 through the third quarter of 2000, we estimated reserves using an approach that involved the use of a "reserve over production ratio" based on the reconstructed December 31, 2000 reserve estimates. The reserve over production ratio provided the estimated life of reserves based on production levels. We applied that ratio to the actual historical period production levels to calculate historical reserves for each period. In determining the reserve over production ratio to use for each period, historical prices at the end of each quarter were considered, since at different pricing levels, more or less reserves are economical to produce, which also impacts capital cost, operating cost and revenue assumptions in determining cash flows that will be derived from reserves. These overall quarterly reserve levels were then used to recalculate the associated net future cash flows for each quarter during those periods. Ceiling test charges and depreciation, depletion and amortization rates were then determined based on these restated estimated reserve levels and related net future cash flows. Finally, we assessed the reasonableness of our initial adjustment as of December 31, 1998 based on historical prices and our historical capitalized cost prior to that time. Based on that assessment, we believe the amount recorded as a retained earnings adjustment on January 1, 1999 reasonably reflects the financial statement impact of our restated reserve levels that would have occurred prior to that time. We believe the approach used to reconstruct our historical reserve estimates was reasonable in light of the information available to us and the circumstances surrounding our restatement. See Item 8, Financial Statements and Supplementary Data, Note 1, for a further discussion of the methodologies used to restate our natural gas and oil reserves and the reasons for the differences in the methods used in computing our restated reserves.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our Management's Discussion and Analysis includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed beginning on page 21. The historical financial information in this section has been restated to reflect the downward revision of our proved natural gas and oil reserves, to correct the manner in which we accounted for two transactions related to hedges of our anticipated natural gas production and to reclassify our historical statements of cash flows for amounts provided to El Paso under the cash management program. The restatements are further discussed in Item 8, Financial Statements and Supplementary Data, Note 1.

                                    GENERAL

     We conduct natural gas and oil exploration and production activities. Our operating results are driven by a variety of factors including the ability to locate and develop economic natural gas and oil reserves, extract those reserves with minimal production costs, sell the products at attractive prices and operate at a low total cost level. Our production operations are located solely within the United States and we own 58 percent of El Paso's overall proved natural gas and oil reserves. In mid-2003, El Paso changed its management team, electing a new Chief Executive Officer. Following an assessment period by this management team, El Paso announced its Long-Range Plan that established the roadmap for its future and strategic direction. Among other things, this plan established certain goals for us and other El Paso businesses, including asset rationalization activities to fit competencies to key basins, increased focus on cost leadership, and increase efficiency of capital expenditures. As a result of the assessment performed by El Paso's management, El Paso appointed Lisa Stewart as the President of Production and Non-regulated Operations in February 2004. Ms. Stewart will manage El Paso's production, midstream, power and marketing businesses, including our assets. In June 2004, we announced a back-to-basics plan for our business. This plan emphasizes strict capital discipline designed to improve capital efficiency through the use of standardized risk analysis, a heightened focus on cost control, and a rigorous process for booking proved natural gas and oil reserves. This back-to-basics approach is expected to stabilize production by improving the production mix across our operating areas and generate more predictable returns.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     We rely on cash generated from our internal operations and advances from El Paso through its cash management program as our primary sources of liquidity, as well as asset sales and capital contributions from El Paso. We expect that our future funding for working capital needs, capital expenditures, dividends and debt service will continue to be provided from some or all of these sources. Each of these sources are impacted by factors that influence the overall amount of cash generated by us and the capital available to us. For example, cash generated by our business operations may be impacted by changes in commodity prices or demands for our commodities or services due to weather patterns, competition from other providers or alternative energy sources. Liquidity generated by future asset sales may depend on the overall economic conditions of the industry served by these assets, the condition and location of the assets and the number of interested buyers.

     Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso, subject to limitations under our indenture, or El Paso provides cash to us. As of December 31, 2003, we had receivables from El Paso under the cash management program of $688 million, of which $393 million is classified as current assets on our balance sheet. Our ability to continue to rely on cash advances from El Paso can be impacted by restrictive covenants in our indenture, El Paso's credit standing, their requirements to repay debt and other financing obligations and the cash demands from other parts of its business. In addition, we conduct commercial transactions with some of our affiliates, including conducting hedging activities with, and selling a portion of the natural gas we produce to El Paso Merchant Energy. As of December 31, 2003, we have receivables of approximately $58 million from El Paso affiliates. El Paso provides cash management and other corporate services for us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program or that our affiliates would pay their obligations to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity and we might still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Item 8, Financial Statements and Supplementary Data, Note 11.

     If El Paso were subject to voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. We believe that claims to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, there is no assurance that El Paso and/or its other subsidiaries or their creditors would not advance such a claim in a bankruptcy proceeding. If we were to be substantively consolidated in a bankruptcy proceeding with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and our liquidity.

     We believe we will generate sufficient funds through our operations, asset sales and repayments by El Paso of advances under the cash management program to meet all of our cash needs as discussed below.

     As discussed in Item 8, Financial Statements and Supplementary Data, Note 1, we have restated our historical financial statements to reflect a reduction in our historically reported proved natural gas and oil reserves, to adjust two transactions related to historical hedges of our natural gas production to their fair market value, and to reclassify our historical statements of cash flows for amounts provided to El Paso under the cash management program, which has resulted in or will result in a delay in filing our Forms 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004. Our indenture includes covenants that require us to file financial statements within specified time periods. Non-compliance with such covenants does not constitute an automatic event of default. Instead, the debt is subject to acceleration after any applicable cure periods have lapsed and the indenture trustee or the holders of at least 25 percent of the outstanding principal amount of debt under our indenture provide notice that the principal and accrued interest has been declared due and payable. In July 2004, we entered into an agreement approved by a majority of the holders of our 7.75% senior unsecured notes due June 1, 2013. The agreement provides for a waiver of the breach of our covenant to timely file our financial statements and is effective until December 31, 2004. In connection with the waiver, we have agreed to modify the covenants under our indenture with respect to affiliated party transactions. In particular, the agreement prohibits certain affiliated party transactions in excess of $100 million if the transactions would have a negative effect on our ratio of debt to proved reserves or our ratio of debt to EBITDA (as defined in the indenture).

     Our cash flows for the years ended December 31 were as follows:

                                                                  YEAR ENDED
                                                              ------------------
                                                                         2002
                                                              2003    (RESTATED)
                                                              -----   ----------
                                                                (IN MILLIONS)
Cash flows from operating activities........................  $ 619    $   774
Cash flows from investing activities........................   (634)    (1,168)
Cash flows from financing activities........................   (107)       550

     In order to improve El Paso's liquidity position, we have taken steps to reduce our cash needs for 2004, including implementing cost savings plans and reducing our overall capital spending program. We also continued to sell assets in 2003 to supplement El Paso's liquidity. In March 2003, we sold properties in the Mid-Continent region of Oklahoma and Texas for approximately $450 million.

  Cash Flows from Operating Activities

     Overall, cash generated from operating activities decreased by $155 million from 2002. This decrease was a result of asset sales in 2003 and 2002 and changes in operating assets and liabilities year over year, offset by increases in the net prices received from the sale of our natural gas and oil production in 2003.

  Cash Flows from Investing Activities

     Net cash used in our investing activities was $634 million for the year ended December 31, 2003. Our investing activities consisted primarily of capital expenditures of $815 million paid in 2003, a portion of which related to projects started and accrued in prior years, and cash advances to El Paso under the cash management program of $326 million, offset by net proceeds from sales of assets and investments of $501 million. In October 2003, we entered into agreements with two separate third parties whereby they agreed to contribute capital for the drilling and completion of a specific package of wells in exchange for a net profits interest in each well. We do not record reserves or capitalized costs attributable to the conveyed interest. In 2003, we received funds of approximately $76 million from these third parties under these agreements which supplemented our overall capital program. Additional wells will be drilled under these agreements in 2004, and we expect to receive additional funds in 2004 under these agreements to supplement our 2004 capital program. As of August 31, 2004, we had capital expenditures of approximately $265 million and have received an additional $65 million under these agreements. See Item 8, Financial Statements and Supplementary Data, Note 13, for a further discussion of these agreements.

     Our capital expenditures were $726 million and $1.4 billion for the years ended December 31, 2003 and 2002. Under our current plan, we expect to spend approximately $400 million to $450 million in each of the next two years for capital expenditures which will be funded through a combination of internally generated funds and, if needed, repayment by El Paso of advances under the cash management program. These capital expenditures will be spent on acquisition, development and exploration projects. Additionally, our third party capital program will be used to supplement our 2004 capital budget.

     Our operating results are dependent on replacing producing reserves through capital expenditures on acquisition, development and exploration projects. We continually evaluate our capital expenditure program which is subject to change based on market conditions. We will continue to pursue strategic acquisitions of properties and the development of projects subject to acceptable returns.

  Cash Flows from Financing Activities

     Net cash used in our financing activities was $107 million for the year ended December 31, 2003. Cash used in our financing activities primarily included dividends paid to El Paso of $1.3 billion related to the Red River refinancing, offset by cash provided from the issuance of long-term debt of $1.2 billion in connection with this refinancing. See Item 8, Financial Statements and Supplementary Data, Notes 7 and 11 for a further discussion of the Red River refinancing transaction.

                                      DEBT

     As of December 31, 2003, we had long-term debt outstanding of $1.2 billion which matures June 1, 2013. The debt has an interest rate of 7.75% payable semi-annually in arrears on June 1 and December 1. For further discussion of our debt and restrictive covenants, see Item 8, Financial Statements and Supplementary Data, Note 7.

                            CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations as of December 31, 2003, for each of the years presented (in millions):

                                 2004   2005   2006   2007   2008   THEREAFTER   TOTAL
                                 ----   ----   ----   ----   ----   ----------   ------
Long-term financing
  obligations:
  Principal....................  $ --   $ --   $ --   $ --   $ --     $1,200     $1,200
  Interest.....................    93     93     93     93     93        419        884
Operating leases...............     1      1      1     --     --         --          3
Other contractual
  obligations..................    22     14     10      9     17         33        105
                                 ----   ----   ----   ----   ----     ------     ------
Total contractual
  obligations..................  $116   $108   $104   $102   $110     $1,652     $2,192
                                 ====   ====   ====   ====   ====     ======     ======

                               RESERVES AND COSTS

     In February 2004, we completed the December 31, 2003 reserve estimation process of our proved natural gas and oil reserves. These estimates were prepared internally by us. Ryder Scott Company and Huddleston & Co., Inc., independent petroleum engineering firms, performed independent reserve estimates of our proved reserves for 94 percent and 6 percent of our properties. The total estimate of proved reserves prepared by these engineers was within five percent of our internally prepared estimates.

     The proved reserve estimate as of December 31, 2003 indicated a 0.9 Tcfe downward revision of our proved natural gas and oil reserves was needed. The downward revisions related primarily to our coal seam, Texas onshore and offshore Gulf of Mexico regions. Due to the significance of the reserve revision, the Audit Committee of El Paso's Board of Directors engaged a law firm to conduct an independent investigation into the reasons for the revisions. The investigation concluded that a material portion of these revisions related to prior periods, and as a result, we restated our historical reserve estimates and the historical financial information derived from these estimates. This reserve restatement involved utilizing the reserve estimate prepared as of December 31, 2003 and then reconstructing historical reserve data using actual historical production data and re-engineered sales of proved reserves. Following this reserve reconstruction and the recalculation of the discounted future net cash flows, ceiling test calculations, depletion rates, earnings from unconsolidated affiliates, gains and losses on asset sales and income taxes were recomputed for each period restated. See Item 8, Financial Statements and Supplementary Data, Notes 1 and 13 for a discussion of the restatement of our natural gas and oil reserves. The restatement will result in a lower depletion rate and reduced exposure to ceiling test charges in the future than would have been the case absent the restatement.

     During 2003 and 2002, we sold a total of approximately 510 Bcfe of proved reserves in multiple sales transactions with various third parties. The sale of these reserves, normal production declines, mechanical failures on certain producing wells and disappointing drilling results, have resulted in our total equivalent production levels declining each quarter of 2003. For 2003, our total equivalent production has declined approximately 46 Bcfe or 17 percent as compared to 2002. In addition, since our depletion rate is determined under the full cost method of accounting, we expect a higher depletion rate as a result of higher finding and development costs, coupled with a significantly lower reserve base. For the first and second quarters of 2004, our unit of production depletion rate was approximately $1.72 per Mcfe and $1.80 per Mcfe. We expect this rate to be approximately $1.87 per Mcfe for the third quarter of 2004. See
Item 8, Financial Statements and Supplementary Data, Note 13, for a discussion of our natural gas and oil reserves. For the first eight months of 2004, daily production has averaged approximately 480 MMcfe/d with the month of August 2004 averaging approximately 425 MMcfe/d. Our future trends in production and our depreciation, depletion and amortization rates will be dependent upon the amount of capital allocated to us, the level of success in our drilling programs and future sales activities relating to our proved reserves.

                               PRODUCTION HEDGING

     We have historically engaged in hedging activities with El Paso Merchant Energy, primarily through fixed-for-floating natural gas and oil swaps, on our natural gas and oil production to stabilize cash flows and reduce the risk of downward commodity price movements on our sales. Because this hedging strategy only partially limits our exposure to changes in commodity prices, we can experience significant volatility in our reported results of operations, financial position and cash flows from period to period. During 2003, we did not enter into any new hedges on our future production. Below are the hedging positions on our anticipated natural gas production as of December 31, 2003:

                                                   QUARTER ENDED
                       ---------------------------------------------------------------------
                          MARCH 31           JUNE 30        SEPTEMBER 30       DECEMBER 31          TOTAL
                       ---------------   ---------------   ---------------   ---------------   ---------------
                       VOLUME   HEDGED   VOLUME   HEDGED   VOLUME   HEDGED   VOLUME   HEDGED   VOLUME   HEDGED
                       (BBTU)   PRICE    (BBTU)   PRICE    (BBTU)   PRICE    (BBTU)   PRICE    (BBTU)   PRICE
                       ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
2004.................  18,842   $3.10    18,842   $3.10    18,854   $3.14    18,855   $3.14    75,393   $3.12
2005.................  19,820   $3.15    19,832   $3.15    19,844   $3.16    19,845   $3.16    79,341   $3.16
2006.................  20,900   $3.28    20,912   $3.28    20,924   $3.28    20,925   $3.28    83,661   $3.28
2007 and beyond.............................................................................   25,200   $3.60

     In May 2004, we entered into the following additional hedges on our future natural gas production:

                                                              VOLUME   HEDGED
                                                              (BBTU)    PRICE
                                                              ------   -------
June 2004 - December 2004...................................  1,070     $6.33
2005........................................................  1,825     $5.78
2006........................................................  1,825     $5.28
January 2007 - May 2007.....................................    755     $5.23
                                                              -----
                                                              5,475
                                                              =====

                             RESULTS OF OPERATIONS

     Our historical results were restated to reflect the impacts of downward revisions to our reserve estimates and to correct the manner in which we accounted for two transactions related to hedges of our anticipated natural gas production. See Item 8, Financial Statements and Supplementary Data, Note 1, for a further discussion of this restatement.

     Our management, as well as El Paso's management, uses earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is helpful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.

     The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for each of the three years ended December 31:

                                                                      2002            2001
                                                          2003    (RESTATED)(1)   (RESTATED)(1)
                                                          -----   -------------   -------------
                                                                      (IN MILLIONS)
Operating revenues......................................  $ 895       $ 849           $ 604
Operating expenses......................................   (629)       (402)           (445)
                                                          -----       -----           -----
  Operating income......................................    266         447             159
Earnings from unconsolidated affiliates.................      9           7              30
Minority interest in consolidated subsidiaries..........     (3)         (3)             (4)
Other income, net.......................................      3           5               1
                                                          -----       -----           -----
  EBIT..................................................    275         456             186
Affiliated interest income..............................     13           8               9
Interest expense........................................    (70)         --              --
Income taxes............................................    (88)       (161)            (62)
                                                          -----       -----           -----
Income from continuing operations.......................    130         303             133
Cumulative effect of accounting changes, net of income
  taxes.................................................      1          --              --
                                                          -----       -----           -----
Net income..............................................  $ 131       $ 303           $ 133
                                                          =====       =====           =====

---------------

(1) Amounts restated include operating revenues, operating expenses, earnings from unconsolidated affiliates, income taxes and related subtotals and totals.

     Below are our operating results and an analysis of these results for each of the three years ended December 31:

                                                                      2002            2001
                                                         2003     (RESTATED)(1)   (RESTATED)(1)
                                                       --------   -------------   -------------
                                                                 (IN MILLIONS, EXCEPT
                                                                 VOLUMES AND PRICES)
Operating revenues:
  Natural gas........................................  $    734     $    648        $    483
  Oil, condensate and liquids........................       152          211             120
  Other..............................................         9          (10)              1
                                                       --------     --------        --------
          Total operating revenues...................       895          849             604
Transportation and net product costs.................       (50)         (55)            (43)
                                                       --------     --------        --------
          Total operating margin.....................       845          794             561
Depreciation, depletion and amortization.............      (379)        (396)           (260)
Production costs(2)..................................      (109)        (108)            (97)
General and administrative expenses, net of
  capitalized cost...................................       (79)         (49)            (35)
Taxes, other than production and income taxes........        (6)          (5)             (8)
Gain on long-lived assets and other charges(3).......        (6)         211              (2)
                                                       --------     --------        --------
          Total operating expenses(4)................      (579)        (347)           (402)
                                                       --------     --------        --------
  Operating income...................................       266          447             159
Earnings from unconsolidated affiliates..............         9            7              30
Minority interest in consolidated subsidiaries.......        (3)          (3)             (4)
Other income, net....................................         3            5               1
                                                       --------     --------        --------
EBIT.................................................  $    275     $    456        $    186
                                                       ========     ========        ========
Volumes, Prices and Costs per unit:
  Natural gas
     Volumes (MMcf)..................................   191,400      214,529         187,379
                                                       ========     ========        ========
     Average realized prices including hedges
       ($/Mcf)(5)....................................  $   3.83     $   3.02        $   2.57
                                                       ========     ========        ========
     Average realized prices excluding hedges
       ($/Mcf)(5)....................................  $   5.56     $   3.25        $   4.33
                                                       ========     ========        ========
     Average transportation costs ($/Mcf)............  $   0.19     $   0.19        $   0.21
                                                       ========     ========        ========
  Oil, condensate and liquids
     Volumes (MBbls).................................     5,719        9,629           5,600
                                                       ========     ========        ========
     Average realized prices including hedges
       ($/Bbl)(5)....................................  $  26.67     $  21.87        $  21.50
                                                       ========     ========        ========
     Average realized prices excluding hedges
       ($/Bbl)(5)....................................  $  28.08     $  22.06        $  23.19
                                                       ========     ========        ========
     Average transportation costs ($/Bbl)............  $   1.23     $   1.23        $   0.49
                                                       ========     ========        ========
  Production costs ($/Mcfe)
     Average lease operating costs...................  $   0.36     $   0.33        $   0.34
     Average production taxes........................      0.12         0.07            0.11
                                                       --------     --------        --------
       Total production costs(2).....................  $   0.48     $   0.40        $   0.45
                                                       ========     ========        ========
  Average general and administrative costs
     ($/Mcfe)........................................  $   0.35     $   0.18        $   0.16
                                                       ========     ========        ========
  Unit of production depletion cost ($/Mcfe).........  $   1.59     $   1.42        $   1.14
                                                       ========     ========        ========

---------------

(1) Amounts restated include operating revenues, depreciation, depletion, and amortization, gain on long-lived assets and other charges, earnings from unconsolidated affiliates and related subtotals and totals. Additionally, average realized natural gas prices including hedges and unit of production depletion costs have been restated.

(2) Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

(3) Includes gain on long-lived assets, restructuring costs and asset impairments.

(4) Transportation costs are included in operating expenses on our consolidated statements of income.

(5) Prices are stated before transportation costs.

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     For the year ended December 31, 2003, EBIT was $181 million lower than in 2002. The decrease was primarily due to a $209 million gain recognized on the sale of certain east Texas properties in the first quarter of 2002 and higher general and administrative costs in 2003. Offsetting these decreases were higher revenues due to higher natural gas prices partially offset by lower production volumes and increased hedge losses in 2003.

     Operating Revenues. The following table describes the variance in revenue between 2003 and 2002 due to: (i) changes in average realized market prices excluding hedges, (ii) changes in production volumes, and (iii) the effects of hedges on our revenues.

                                                                 VARIANCE
                                                  ---------------------------------------
PRODUCTION REVENUE VARIANCE ANALYSIS              PRICES     VOLUMES     HEDGES     TOTAL
------------------------------------              ------     -------     ------     -----
                                                               (IN MILLIONS)
Natural gas.....................................   $443       $ (75)     $(282)     $ 86
Oil, condensate and liquids.....................     34         (87)        (6)      (59)
Other...........................................     --          --         --        19
                                                   ----       -----      -----      ----
  Operating revenues variance...................   $477       $(162)     $(288)     $ 46
                                                   ====       =====      =====      ====

     Our 2003 operating revenues increased $46 million as compared to 2002 primarily due to higher market prices for natural gas and oil, offset by lower production volumes and an unfavorable impact from our hedging program. Production volume declines were primarily due to the sale of properties in Texas, Oklahoma, and offshore Gulf of Mexico as well as normal production declines in our Texas onshore and offshore Gulf of Mexico regions and mechanical failures in certain producing wells in our offshore Gulf of Mexico region.

     Average realized natural gas prices in 2003, excluding hedges, were $2.31 per Mcf higher than in 2002, an increase of 71 percent. However, partially offsetting these revenue increases were $330 million of hedge losses in 2003 as compared to $48 million in 2002 relating to our natural gas hedge positions. These hedging losses represent the difference between our hedge price and the market price at the time the hedge positions were settled. We expect to continue to incur hedge losses in 2004 based on current market prices for natural gas relative to the prices at which our natural gas production is hedged.

     The increase in other revenue of $19 million was primarily due to a higher mark-to-market adjustment of derivative positions that no longer qualify as cash flow hedges.

     Operating Expenses. Total operating expenses were $232 million higher in 2003 as compared to 2002 primarily due to a gain on the sale of east Texas properties in 2002 and higher general and administrative costs in 2003. However, these higher costs were slightly offset by lower depreciation, depletion, and amortization expenses.

     In the first quarter of 2002, we recorded a $209 million gain on the sale of certain natural gas and oil properties in east Texas as the reserves sold significantly altered the relationship between capitalized costs and proved reserves in our full cost pool.

     Depreciation, depletion and amortization expense decreased by $17 million in 2003 as compared to 2002 primarily due to lower production volumes in 2003 due to the asset sales, normal production declines and mechanical failures in certain producing wells mentioned above. These lower production volumes reduced our depreciation, depletion and amortization expenses by $66 million. This decrease was partially offset by an increase of $40 million from higher depletion rates as a result of higher finding and development costs in 2003 and a lower reserve base due to asset sales. We also incurred $7 million in 2003 for the accretion of our liability for asset retirement obligations.

     Despite reductions in total production volumes in 2003 as a result of the asset sales noted above, total production costs were relatively consistent with 2002 levels. However, our production cost per equivalent unit in 2003 increased by 20 percent or $0.08 per Mcfe primarily as a result of higher production taxes in 2003 due to higher natural gas and oil prices excluding hedges, and higher tax credits taken in 2002 on high cost natural gas wells.

     General and administrative expenses were $30 million higher than in 2002, or an increase of $0.17 per Mcfe. The increase was primarily due to higher corporate overhead allocations from El Paso, net of fees billed to others. We expect to lower general and administrative expenses primarily due to staff reductions in the first quarter of 2004 as we reorganize our business under new management. Additionally, El Paso announced plans to reduce its corporate expenses as part of its Long-Range Plan, which is expected to reduce the amount of future corporate overhead allocations we receive from El Paso.

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     For the year ended December 31, 2002, EBIT was $270 million higher than in 2001. The increase was primarily due to a $209 million gain recognized on our east Texas sale in 2002 and higher revenues as a result of higher production volumes. Partially offsetting these increases were higher depreciation, depletion and amortization expenses.

     Operating Revenues. The following table describes the variance in revenue between 2002 and 2001 due to: (i) changes in average realized market prices excluding hedges, (ii) changes in production volumes, and (iii) the effects of hedges on our revenues.

                                                                   VARIANCE
                                                       ---------------------------------
PRODUCTION REVENUE ANALYSIS                            PRICES   VOLUMES   HEDGES   TOTAL
---------------------------                            ------   -------   ------   -----
                                                                 (IN MILLIONS)
Natural gas.........................................   $ (232)   $117      $280    $165
Oil, condensate and liquids.........................      (10)     93         8      91
Other...............................................       --      --        --     (11)
                                                       ------    ----      ----    ----
  Total operating revenues..........................   $ (242)   $210      $288    $245
                                                       ======    ====      ====    ====

     Our 2002 operating revenues increased by $245 million as compared to 2001. Production volume increases in natural gas and oil, condensate, and liquids were primarily due to increased production in the offshore Gulf of Mexico and coal seam regions.

     Average realized natural gas prices in 2002, excluding hedges, were $1.08 per Mcf lower than in 2001, a decrease of 25 percent. However, we incurred hedging losses of only $48 million in 2002 as compared to $328 million in hedge losses in 2001 on our natural gas hedge positions primarily due to the significant decrease in natural gas prices relative to our hedged prices.

     Operating Expenses. Total operating expenses were $55 million lower in 2002 as compared to 2001 primarily due to a $209 million gain recognized on our east Texas sale in 2002. This decrease was partially offset by higher depreciation, depletion and amortization costs, production costs, and general and administrative expenses.

     During the first quarter of 2002, we recognized a gain on the sale of natural gas and oil properties in east Texas as the reserves sold significantly altered the relationship between capitalized costs and proved reserves in our full cost pool.

     Depreciation, depletion and amortization expense increased in 2002 by $136 million as compared to 2001. Higher depletion rates due to higher finding and development costs in 2002 and a lower reserve base due to asset sales caused an increase of $77 million while the increase in production volumes caused an increase of $58 million.

     Production costs increased by $11 million in 2002 compared to 2001 due to higher production volumes. However, our production cost per equivalent unit decreased from $0.45 per Mcfe in 2001 to $0.40 per Mcfe in 2002 primarily as a result of lower production taxes due to lower natural gas prices excluding hedges and tax credits related to high cost natural gas wells.

     General and administrative expenses increased by $14 million from 2001 primarily due to higher corporate overhead allocations from El Paso, net of fees billed to others, and a decrease in costs capitalized to the full cost pool.

AFFILIATED INTEREST INCOME

     Affiliated interest income for the year ended December 31, 2003 increased $5 million compared to 2002 primarily due to higher interest rates earned on our notes receivable from El Paso and on our temporary investments.

     Affiliated interest income for the year ended December 31, 2002, was essentially unchanged as compared to 2001 as the higher outstanding balances on our notes receivable from El Paso was offset by lower interest rates.

INTEREST EXPENSE

     Interest expense for the year ended December 31, 2003 increased $70 million compared to 2002 due to the Red River refinancing in March 2003 and the issuance in May 2003 of $1.2 billion of senior unsecured notes. See Item 8, Financial Statements and Supplementary Data, Notes 7 and 11, for further discussion of the Red River refinancing and the debt issuance.

INCOME TAXES

     Income tax expense for the year ended December 31, 2003 was $88 million, resulting in an effective tax rate of 40 percent. Income tax for the year ended December 31, 2002 was $161 million, resulting in an effective tax rate of 35 percent. Income tax expense for the year ended December 31, 2001 was $62 million, resulting in an effective tax rate of 32 percent. Differences in our effective tax rates from the statutory tax rate of 35 percent were primarily a result of earnings from unconsolidated affiliates where we anticipated receiving dividends, and state income taxes. The overall 2003 effective tax rate was higher as compared to 2002 and 2001 primarily due to state income taxes on the sale of the Oklahoma properties. See Item 8, Financial Statements and Supplementary Data, Note 4, for a reconciliation of the statutory rate of 35 percent to the effective rates.

                         COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 8, incorporated herein by reference.

                          CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are those accounting policies that involve the use of complicated processes, assumptions and/or judgments in the preparation of our financial statements. We have discussed the development and selection of our critical accounting policies and related disclosures with the Audit Committee of El Paso's Board of Directors and have identified the following critical accounting policies for the current year.

     Accounting for Natural Gas and Oil Producing Activities. We use the full cost method to account for our natural gas and oil producing activities. Under this accounting method, we capitalize substantially all of the costs incurred in connection with the acquisition, development, and exploration of natural gas and oil reserves in full cost pools maintained by geographic areas, regardless of whether reserves are actually discovered.

     The process of estimating natural gas and oil reserves, particularly proved undeveloped and proved non-producing reserves, is very complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering and economic data. As of December 31, 2003, of our total proved reserves, 35 percent were undeveloped and 10 percent were developed, but non-producing. In addition, the data for a given field may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields increase the likelihood of significant changes in these estimates. If all other factors are held constant, an increase in estimated proved reserves decreases our unit of production depletion rate. Higher reserves can also reduce the likelihood of ceiling test impairments. For further discussions of our reserves, as well as the restatement of our historical financial statements as a result of downward revisions to our reserve estimates, see Part I, Item 1, Business and Item 8, Financial Statements and Supplementary Data, Notes 1 and 13.

     Under the full cost accounting method, we are required to conduct quarterly impairment tests of our capitalized costs in each of our full cost pools. This impairment test is referred to as a ceiling test. Our total capitalized costs, net of related income tax effects, are limited to a ceiling based on the present value of future net revenues using end of period spot prices, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, net of related income tax effects. If these discounted revenues are not equal to or greater than total capitalized costs, we are required to write-down our capitalized costs to this level. Our ceiling test calculations include the effects of derivative instruments we have designated as, and that qualify as cash flow hedges of our anticipated future natural gas and oil production.

     The ceiling test calculation assumes that the price in effect on the last day of the quarter is held constant over the life of the reserves, even though actual prices of natural gas and oil are volatile and change from period to period. We attempt to realize more determinable cash flows through the use of hedges, but a decline in commodity prices can impact the results of our ceiling test and may result in write-downs.

     Price Risk Management Activities. We record the derivative instruments used in our price risk management activities at their fair values in our balance sheet. We estimate the fair value of our derivative instruments using exchange prices, third party pricing data and valuation techniques that incorporate specific contractual terms, statistical and simulation analysis and present value concepts. One of the primary assumptions used to estimate the fair value our derivative instruments is pricing. Our pricing assumptions are based upon price curves derived from actual prices observed in the market, pricing information supplied by a third party valuation specialist and independent pricing sources and models that rely on this forward pricing information. Other significant assumptions that we use in determining the fair value of our derivative instruments are those related to time value, anticipated market liquidity, and credit risk of our counterparties. The assumptions and methodologies that we use to determine the fair values of our derivatives may differ from those used by our derivative counterparties. These differences can be significant and could impact our future operating results as we settle these derivative positions.

     For further details on these and our other significant accounting policies, and the estimates, assumptions and judgments we use in applying these policies, see Item 8, Financial Statements and Supplementary Data, Note 2.

            NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     As of December 31, 2003, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Based on our assessment of those standards, we do not believe there are any that could have a material impact on us.

    RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission (SEC) from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

                         RISKS RELATED TO OUR LIQUIDITY

  WE HAVE SIGNIFICANT DEBT WHICH HAS IMPACTED AND WILL CONTINUE TO IMPACT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.

     We have debt of approximately $1.2 billion as of December 31, 2003 and have significant debt service obligations. If our ability to generate or access cash becomes significantly restrained, our financial condition and future results of operations could be adversely affected. See Item 8, Financial Statements and Supplementary Data, Note 7, for a further discussion of our debt.

  A BREACH OF THE COVENANTS APPLICABLE TO OUR LONG-TERM DEBT COULD AFFECT OUR ABILITY TO BORROW FUNDS AND COULD ACCELERATE OUR DEBT.

     Our long-term debt indenture contains restrictive covenants and a $25 million cross-acceleration provision. A breach of any of these covenants could accelerate our long-term debt. If acceleration were to occur, we may not be able to repay such long-term debt.

     As discussed in Item 8, Financial Statements and Supplementary Data, Note 1, we have restated our historical financial statements to reflect a reduction in our historically reported proved natural gas and oil reserves, to adjust two transactions related to historical hedges of our natural gas production to their fair market value, and to reclassify our historical statements of cash flows for amounts provided to El Paso under the cash management program, which has resulted in or will result in a delay in filing our Forms 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004. Our indenture includes covenants that require us to file financial statements within specified time periods. Non-compliance with such covenants does not constitute an automatic event of default. Instead, the debt is subject to acceleration after any applicable cure periods have lapsed and the indenture trustee or the holders of at least 25 percent of the outstanding principal amount of debt under our indenture provide notice that the principal and accrued interest has been declared due and payable. In July 2004, we entered into an agreement approved by a majority of the holders of our 7.75% senior unsecured notes due June 1, 2013. The agreement provides for a waiver of the breach of our covenant to timely file our financial statements and is effective until December 31, 2004. In connection with the waiver, we have agreed to modify the covenants under our indenture with respect to affiliated party transactions. In particular, the agreement prohibits certain affiliated party transactions in excess of $100 million if the transactions would have a negative effect on our ratio of debt to proved reserves or our ratio of debt to EBITDA (as defined in the indenture).

  WE ARE A WHOLLY-OWNED DIRECT SUBSIDIARY OF EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     El Paso has substantial control over:

     - our payment of dividends;

     - decisions on our financings and our capital raising activities;

     - mergers or other business combinations;

     - our acquisitions or dispositions of assets; and

     - our participation in El Paso's cash management program.

     El Paso may exercise such control in its interests and not necessarily in the interests of us or the holders of our long-term debt. Because of the control that El Paso has over our operations, subject to limitations in our indenture covering our $1.2 billion 7.75% senior unsecured notes due in June 2013, there is a risk that we could enter into transactions with El Paso and its affiliates that might be on terms that are different than the terms that would be agreed to if we had an independent board of directors.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The senior unsecured indebtedness of El Paso has been downgraded to below investment grade, currently rated Caa1 by Moody's Investor Service (with a negative outlook and under review for a possible downgrade) and CCC+ by Standard & Poor's (with a negative outlook). Our senior unsecured indebtedness is rated B3 by Moody's Investor Service (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). Further downgrades of our credit ratings could increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of its downgrades over the last two years, El Paso has realized substantial demands on its liquidity. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     El Paso has embarked on its Long Range Business Plan that defines El Paso's future business, targets significant debt reduction, establishes financial goals and aligns compensation with shareholder interests. An inability to meet these objectives could adversely affect El Paso's liquidity position, and in turn affect our financial condition.

     We participate in El Paso's cash management program, which matches cash surpluses and needs for its participating affiliates. Pursuant to El Paso's cash management program, our surplus cash is made available to El Paso, subject to limitations in our indenture, in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of December 31, 2003, we have receivables of approximately $746 million from El Paso and its affiliates including $688 million related to the cash management program. El Paso provides cash management and other corporate services for us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us and we might still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see Item 8, Financial Statements and Supplementary Data, Note 11.

  WE COULD BE SUBSTANTIVELY CONSOLIDATED WITH EL PASO IF EL PASO WERE FORCED TO SEEK PROTECTION FROM ITS CREDITORS IN BANKRUPTCY.

     If El Paso were the subject of voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities and to consolidate and pool the entities' assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, we cannot assure you that El Paso and/or its other subsidiaries or their respective creditors would not attempt to advance such claims in a bankruptcy proceeding or, if advanced, how a bankruptcy court would resolve the issue. If a bankruptcy court were to substantively consolidate us with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and liquidity.

                 RISKS RELATED TO LEGAL AND REGULATORY MATTERS

  ONGOING LITIGATION AND INVESTIGATIONS RELATED TO OUR RESERVE ESTIMATES AND FINANCIAL STATEMENTS RESTATEMENTS COULD SIGNIFICANTLY ADVERSELY AFFECT OUR BUSINESS.

     In May 2004, El Paso completed an independent investigation of the reasons for or cause of the significant revisions to our natural gas and oil reserves. Following this investigation, we announced that we would reduce our proved natural gas and oil reserve estimates as of December 31, 2003 and, as a result restate our historical financial statements. As a result of the reduction in reserve estimates, several class action lawsuits were filed against El Paso and several of its subsidiaries. The reserve revisions are also the subject of investigations by the SEC and the U.S. Attorney, any of which may result in significant fines to El Paso. These investigations and lawsuits, and possible future claims based on these same facts, may further negatively impact El Paso's and our credit ratings and place further demands on El Paso's and our liquidity. We cannot provide assurance at this time that the effects and results of these or other investigations or of the class action lawsuits will not be material to our financial condition, results of operations and liquidity.

  WE ARE SUBJECT TO COMPLEX LAWS AND REGULATIONS, INCLUDING ENVIRONMENTAL AND SAFETY REGULATIONS THAT CAN NEGATIVELY AFFECT THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS.

     Our operations and facilities are subject to certain federal, state, and local laws and regulations relating to the exploration for, and development, production and transportation of, natural gas and oil, as well as environmental and safety matters. Additionally, current or future tax policies, rates, and drilling or production incentives by federal, state, and local governments impact our operations and the ability to operate profitably.

     Under these laws and regulations, we could be liable for:

     - personal injuries;

     - property and natural resource damages;

     - oil spills and releases or discharges of hazardous materials;

     - well reclamation costs;

     - remediation and clean-up costs and other governmental sanctions, such as fines and penalties; and

     - other environmental damages.

     Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations could harm our business, results of operations and financial condition. Increased federal or state regulations, including environmental regulations, could limit or restrict the ability to drill natural gas or oil wells, reduce operational flexibility, or increase capital and operating costs. We may be required to make large and unanticipated capital expenditures to comply with environmental and other governmental regulations. In addition, our operations could be significantly delayed or curtailed and our costs of operations could significantly increase as a result of regulatory requirements or restrictions. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

  COSTS OF ENVIRONMENTAL LIABILITIES, REGULATIONS AND LITIGATION COULD EXCEED OUR ESTIMATES.

     Our operations are subject to various environmental laws and regulations. These laws and regulations obligate us to install and maintain pollution controls and to clean up various sites at which regulated materials may have been disposed of or released. We are also party to legal proceedings involving environmental matters pending in various courts and agencies.

     Compliance with environmental laws and regulations can require significant costs, such as costs of clean-up and damages arising out of contaminated properties, and failure to comply with environmental laws and regulations may result in fines and penalties being imposed. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters because of:

     - the uncertainties in estimating clean up costs;

     - the discovery of new sites or information;

     - the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;

     - the nature of environmental laws and regulations; and

     - the possible introduction of future environmental laws and regulations.

     Our current environmental liabilities and related reserves are immaterial. However, we could be required to set aside reserves in the future due to these uncertainties, and these amounts could be material. For additional information concerning our environmental matters, see Item 8, Financial Statements and Supplementary Data, Note 8.

                         RISKS RELATED TO OUR BUSINESS

  NATURAL GAS AND OIL PRICES ARE VOLATILE. A SUBSTANTIAL DECREASE IN NATURAL GAS AND OIL PRICES COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

     Our future financial condition, revenues, results of operations, cash flows, future rate of growth and the carrying value of our natural gas and oil properties depend primarily upon the prices we receive for our natural gas and oil production. Natural gas and oil prices historically have been volatile and are likely to continue to be volatile in the future, especially given current world geopolitical conditions. The prices for natural gas and oil are subject to a variety of additional factors that are beyond our control. These factors include:

     - the level of consumer demand for, and the supply of, natural gas and oil;

     - commodity processing, gathering and transportation availability;

     - the level of imports of, and the price of, foreign natural gas and oil;

     - the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

     - domestic governmental regulations and taxes;

     - the price and availability of alternative fuel sources;

     - weather conditions;

     - market uncertainty;

     - political conditions or hostilities in natural gas and oil producing regions;

     - worldwide economic conditions; and

     - decreased demand for the use of natural gas and oil because of market concerns about global warming or changes in governmental policies and regulations due to climate change initiatives.

     Further, because approximately 93 percent of our proved reserves at December 31, 2003 were natural gas reserves, we are substantially more sensitive to changes in natural gas prices than we are to changes in oil prices. Declines in natural gas and oil prices would not only reduce revenue, but could reduce the amount of natural gas and oil that we can produce economically and, as a result, could adversely affect our financial results. Changes in natural gas and oil prices can have a significant impact on the calculation of our full cost ceiling test. A significant decline in natural gas and oil prices could result in a downward revision of our reserves and a write-down in the carrying value of our natural gas and oil properties which could be substantial, and would negatively impact our net income and stockholder's equity.

  OUR USE OF HEDGING ARRANGEMENTS HAS RESULTED IN FINANCIAL LOSSES AND MAY ADVERSELY AFFECT OUR FUTURE RESULTS OF OPERATIONS OR LIQUIDITY.

     To reduce our exposure to fluctuations in the prices of natural gas and oil, we may use futures, swaps and option contracts traded on the New York Mercantile Exchange (NYMEX), over-the-counter options and price and basis swaps with other natural gas merchants and financial institutions. We also enter into hedging arrangements with El Paso Merchant Energy. As of December 31, 2003, we had hedged approximately 75,393 BBtus of our anticipated natural gas production for 2004 at a NYMEX Henry Hub price of $3.12 per MMBtu before regional price differentials and transportation costs. In addition, we have hedged approximately 79,341 BBtus at $3.16 per MMBtu of our 2005 anticipated natural gas production, and 83,661 BBtus at $3.28 per MMBtu of our 2006 anticipated natural gas production. We have also hedged additional volumes at various prices through 2012. At December 31, 2003 the fair value of these hedges was a loss of $443 million, which is included in liabilities from price risk management activities on our balance sheet. Hedging arrangements expose us to risk of financial loss in some circumstances, including when:

     - expected production is less than the amount hedged;

     - the counterparty to the hedging contract defaults on its contract obligations; or

     - there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

     For the years ended December 31, 2003, 2002 and 2001, we recognized losses resulting in lower operating revenues and operating cash flows of $338 million, $50 million, and $338 million as a result of our natural gas and oil hedging arrangements.

     In addition, these hedging arrangements may limit the benefit we would receive from increases in the prices for natural gas and oil. The use of derivatives also may require the posting of cash collateral with counterparties which can impact working capital when commodity prices change. El Paso provides us with gas marketing and hedging services and we currently do not post cash collateral with counterparties.

  ESTIMATING OUR RESERVES, PRODUCTION AND FUTURE NET CASH FLOW IS DIFFICULT.

     Estimating quantities of proved natural gas and oil reserves is a complex process that involves significant interpretations and assumptions. It requires interpretations of available technical data and various estimates, including estimates based upon assumptions relating to economic factors, such as future commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs, and the assumed effect of governmental regulation. As a result, our reserve estimates are inherently imprecise. Also, the use of a 10 percent discount factor for estimating the value of our reserves, as prescribed by the SEC, may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the natural gas and oil industry, in general, are subject. Any significant variations from the interpretations or assumptions used in our estimates or changes of conditions could cause the estimated quantities and net present value of our reserves to differ materially.

     The reserve data included in this report represents estimates. You should not assume that the present values referred to in this report represent the current market value of our estimated natural gas and oil reserves. The timing of the production and the expenses from the development and production of natural gas and oil properties will affect both the timing of actual future net cash flows from our proved reserves and their present value. Changes in the present value of these reserves could cause a write-down in the carrying value of our natural gas and oil properties, which could be substantial and would negatively affect our net income and stockholder's equity.

     As of December 31, 2003, approximately 35 percent of our estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we can and will make these expenditures and conduct these operations successfully, but future events, including changes in commodity prices, may cause these assumptions to change. In addition, estimates of undeveloped reserves and proved but non-producing reserves are subject to greater uncertainties than estimates of producing reserves.

  THE SUCCESS OF OUR BUSINESS DEPENDS UPON OUR ABILITY TO REPLACE RESERVES THAT WE PRODUCE.

     Unless we successfully replace the reserves that we produce, our reserves will decline, eventually resulting in a decrease in natural gas and oil production and lower revenues and cash flows from operations. We historically have replaced reserves through both drilling and acquisitions. The business of exploring for, developing or acquiring reserves requires substantial capital expenditures. Historically, we have funded our capital expenditures in part through contributions from El Paso. El Paso has no commitment to fund our future capital needs and in the future may elect not to or may be unable to do so. In response to the current liquidity concerns of El Paso, we have reduced our 2004 capital expenditure budget significantly. If El Paso's liquidity situation worsens, we could be forced to further reduce our 2004 or future capital expenditures. Our operations require continued access to sufficient capital to fund drilling programs to develop and replace a reserve base with rapid depletion characteristics. If we do not continue to make significant capital expenditures, or if our outside capital resources become limited, we may not be able to replace the reserves that we produce, which would negatively affect our future revenues, cash flows and results of operations.

  WE FACE COMPETITION FROM THIRD PARTIES TO ACQUIRE AND DEVELOP RESERVES.

     The natural gas and oil business is highly competitive in the search for and acquisition of reserves. We must identify and precisely locate prospective geologic structures and drill and successfully complete wells in those structures in a timely manner. Our ability to expand our leased land positions in desirable areas is impacted by intensely competitive leasing conditions. Competition for reserves and producing natural gas and oil properties is intense and many of our competitors have financial and other resources that are substantially greater than those available to us. Our competitors include the major and independent natural gas and oil companies, individual producers, gas marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. If we are unable to compete effectively in the acquisition and development of reserves, our future profitability may be negatively impacted. Ultimately, our future success in the production business is dependent on our ability to find or acquire additional reserves at costs that allow us to remain competitive.

     Our affiliate, El Paso CGP Company (El Paso CGP), formerly known as The Coastal Corporation, is a wholly-owned direct subsidiary of El Paso. El Paso CGP, through its subsidiaries, engages in the exploration for and the acquisition, development and production of natural gas and oil, primarily in North America and in the Gulf of Mexico. Because El Paso CGP is very active onshore in the United States and offshore in the Gulf of Mexico, we may pursue opportunities that are also being pursued by El Paso CGP. We and El Paso CGP do not have an agreement regarding the allocation of business opportunities.

     In addition, our officers, directors and personnel also provide services to El Paso CGP and its subsidiaries pursuant to our shared services arrangement and therefore share their time and services between us and El Paso CGP. These persons may therefore have conflicts of interest between us and El Paso CGP.

  OUR NATURAL GAS AND OIL DRILLING AND PRODUCING OPERATIONS INVOLVE MANY RISKS AND MAY NOT BE PROFITABLE.

     Our operations are subject to all the risks normally incident to the operation and development of natural gas and oil properties and the drilling of natural gas and oil wells, including well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of natural gas, oil, brine or well fluids, release of contaminants into the environment and other environmental hazards and risks. The nature of the risks is such that some liabilities could exceed our insurance policy limits, or, as in the case of environmental fines and penalties, cannot be insured. As a result, we could incur substantial costs that could adversely affect our future results of operations, cash flows or financial condition.

     In addition, in our drilling operations we are subject to the risk that we will not encounter commercially productive reservoirs as evidenced by our lack of success in recent exploratory programs. New wells drilled by us may be unproductive, or we may not recover all or any portion of our investment in those wells. Drilling for natural gas and oil can be unprofitable, not only because of dry holes but also due to wells that are productive but do not produce sufficient net reserves to return a profit at then realized prices after deducting drilling, operating and other costs.

  OUR DRILLING OPERATIONS MAY BE DELAYED OR CANCELED AS A RESULT OF FACTORS BEYOND OUR CONTROL, RESULTING IN SIGNIFICANT COSTS TO US.

     Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors that are beyond our control, including:

     - unexpected drilling conditions;

     - title problems;

     - pressure or irregularities in formations;

     - equipment failures or accidents;

     - adverse weather conditions;

     - compliance with environmental and other governmental requirements; and

     - costs of, or shortages or delays in the availability of, drilling rigs, oil field equipment, qualified personnel and services.

     A delay or curtailment of our operations due to these or other factors can result in significant costs or significant reductions in revenue to us. These types of shortages or cost increases could significantly decrease our profit margin, cash flow and operating results or restrict our ability to drill the wells and conduct the operations which we currently have planned and budgeted. Future drilling, production and development costs have a major impact on our ability to earn adequate returns on invested capital and to generate positive cash flow.

  WE ARE VULNERABLE TO RISKS ASSOCIATED WITH OPERATING IN THE GULF OF MEXICO.

     Our operations and financial results could be significantly impacted by conditions in the Gulf of Mexico because we explore and produce in that area. As a result of this activity, we are vulnerable to the risks associated with operating in the Gulf of Mexico, including those relating to:

     - adverse weather conditions;

     - oil field service costs and availability;

     - compliance with environmental and other laws and regulations;

     - remediation and other costs resulting from oil spills or releases of hazardous materials; and

     - failure of equipment or facilities.

     Further, production of reserves from reservoirs in the shallow waters of the Gulf of Mexico shelf generally declines more rapidly than from reservoirs in many other producing regions of the world. This results in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial few years of production, and as a result, our reserve replacement needs from new prospects may be greater there than for our operations elsewhere. Also, our revenues and return on capital will depend significantly on prices prevailing during these relatively short production periods.

  OUR GROWTH MAY BE DEPENDENT UPON SUCCESSFUL ACQUISITIONS WHICH ARE SUBJECT TO MANY UNCERTAINTIES AND COULD SUBJECT US TO SIGNIFICANT UNKNOWN LIABILITIES.

     Acquisitions of exploration and production companies, producing properties and undeveloped properties have been an important part of our historical growth. We expect acquisitions will also contribute to our future growth. Successful acquisitions require an assessment of a number of factors, many of which are beyond our control. These factors include recoverable reserves, exploration or development potential, future natural gas and oil prices, operating costs and potential environmental and other liabilities. Our assessments are based on factors that are inherently uncertain. If we are unable to continue making successful acquisitions, the growth of our company may be negatively impacted.

     In connection with our acquisitions we are often not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities associated with acquired properties. Normally, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. We may not be able to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Our review prior to signing a definitive purchase agreement may be even more limited. We could incur significant unknown liabilities, including environmental liabilities, or experience losses due to title defects, in our acquisitions for which we have limited or no contractual remedies or insurance coverage.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use derivative financial instruments and energy related contracts to manage market risks associated with natural gas and oil. Our primary market risk exposures are those related to changing commodity prices. Our market risks are monitored by El Paso's Corporate Risk Management Committee to ensure compliance with the stated risk management policies approved by the Audit Committee of El Paso's Board of Directors. This Committee operates independently from us.

COMMODITY PRICE RISK

     We have market risks related to the natural gas and oil we produce. Our primary commodity price risk is that natural gas prices decline, which will impact our forecasted sales of our natural gas production. We attempt to mitigate market risk associated with these significant physical transactions primarily through the use of derivative swap contracts which require payments to (or receipts from) counterparties based on the difference between a fixed and a variable price for a commodity.

     The table below presents the hypothetical sensitivity to changes in fair values arising from immediate selected potential changes in the quoted market prices of the derivative commodity instruments we use to mitigate these market risks that were outstanding at December 31, 2003 and 2002. Any gain or loss on these derivative commodity instruments would be substantially offset by a corresponding gain or loss on the hedged commodity positions, which are not included in the table.

                                                   10 PERCENT INCREASE      10 PERCENT DECREASE
                                                 -----------------------   ---------------------
                                    FAIR VALUE   FAIR VALUE   (DECREASE)   FAIR VALUE   INCREASE
                                    ----------   ----------   ----------   ----------   --------
                                                           (IN MILLIONS)
Impact of changes in commodity
  prices on derivative commodity
  instruments
  December 31, 2003...............    $(443)       $(564)       $(121)       $(322)       $121
  December 31, 2002...............    $(375)       $(544)       $(169)       $(206)       $169

     Currently, we hedge our natural gas production with El Paso Merchant Energy. As a result, we are not required to provide collateral for our derivative positions.

INTEREST RATE RISK

     The fair value of our fixed rate debt is sensitive to changes in interest rates. As of December 31, 2003, our 7.75% long-term debt due in June 2013 had a fair value of $1,182 million and a carrying value of $1,200 million. As of September 10, 2004, the fair value of the debt was approximately $1,185 million. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

     Below is an index to the financial statements and notes contained in Item 8, Financial Statements and Supplementary Data.

                                                                   PAGE
                                                                   ----
Consolidated Statements of Income................................   31
Consolidated Balance Sheets......................................   32
Consolidated Statements of Cash Flows............................   33
Consolidated Statements of Stockholder's Equity..................   34
Consolidated Statements of Comprehensive Income..................   35
Notes to Consolidated Financial Statements.......................   36
 1.  Restatement of Historical Financial Statements..............   36
 2.  Significant Events and Accounting Policies..................   41
 3.  Acquisitions and Divestitures...............................   45
 4.  Income Taxes................................................   46
 5.  Financial Instruments and Price Risk Management                48
     Activities..................................................
 6.  Property, Plant and Equipment...............................   49
 7.  Debt and Other Credit Facilities............................   49
 8.  Commitments and Contingencies...............................   50
 9.  Retirement Benefits.........................................   52
10.  Supplemental Cash Flow Information..........................   53
11.  Investments in Unconsolidated Affiliates and Related Party     53
     Transactions................................................
12.  Supplemental Selected Quarterly Financial Information          57
     (Unaudited).................................................
13.  Supplemental Natural Gas and Oil Operations (Unaudited).....   57
Report of Independent Registered Public Accounting Firm..........   63
Schedule II -- Valuation and Qualifying Accounts.................   64

                       EL PASO PRODUCTION HOLDING COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                        2002         2001
                                                              2003   (RESTATED)   (RESTATED)
                                                              ----   ----------   ----------
Operating revenues
  Natural gas and oil sales -- third parties................  $135     $ 174         $106
  Natural gas and oil sales -- affiliates...................   751       685          497
  Other.....................................................     9       (10)           1
                                                              ----     -----         ----
                                                               895       849          604
                                                              ----     -----         ----
Operating expenses
  Cost of sales.............................................    50        55           43
  Operation and maintenance.................................   167       137          113
  Gain on long-lived assets.................................    --      (211)          --
  Depreciation, depletion and amortization..................   379       396          260
  Taxes, other than income taxes............................    33        25           29
                                                              ----     -----         ----
                                                               629       402          445
                                                              ----     -----         ----
Operating income............................................   266       447          159
Earnings from unconsolidated affiliates.....................     9         7           30
Minority interest in consolidated subsidiaries..............    (3)       (3)          (4)
Other income, net...........................................     3         5            1
Affiliated interest income..................................    13         8            9
Interest expense............................................   (70)       --           --
                                                              ----     -----         ----
Income before income taxes..................................   218       464          195
Income taxes................................................   (88)     (161)         (62)
                                                              ----     -----         ----
Income from continuing operations...........................   130       303          133
                                                              ----     -----         ----
Cumulative effect of accounting changes, net of income
  taxes.....................................................     1        --           --
                                                              ----     -----         ----
Net income..................................................  $131     $ 303         $133
                                                              ====     =====         ====

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                              DECEMBER 31,       2002
                                                                  2003        (RESTATED)
                                                              ------------   ------------
                                         ASSETS
Current assets
  Cash and cash equivalents.................................     $   34         $  156
  Accounts and notes receivable
    Customer, net of allowance of $6 in 2003 and $5 in
     2002...................................................         66            114
    Affiliates..............................................        451            676
    Other...................................................          4              4
  Assets from price risk management activities..............         --             34
  Income tax receivable from affiliate......................         --             91
  Deferred income taxes.....................................         70             10
  Other.....................................................         11              9
                                                                 ------         ------
      Total current assets..................................        636          1,094
                                                                 ------         ------
Property, plant and equipment, at cost
  Natural gas and oil properties
    Proved properties-full cost method......................      7,074          6,737
    Unevaluated costs excluded from amortization............        252            276
  Other.....................................................        123            107
                                                                 ------         ------
                                                                  7,449          7,120
  Less accumulated depreciation, depletion and
    amortization............................................      5,141          4,855
                                                                 ------         ------
      Total property, plant and equipment, net..............      2,308          2,265
                                                                 ------         ------
Other assets
  Investments in unconsolidated affiliates..................          6            198
  Notes receivable from affiliates..........................        295             36
  Deferred income taxes.....................................        204            118
  Other.....................................................         30              6
                                                                 ------         ------
                                                                    535            358
                                                                 ------         ------
      Total assets..........................................     $3,479         $3,717
                                                                 ======         ======

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...................................................     $   63         $   73
    Affiliates..............................................          7             10
    Other...................................................         79            161
  Liabilities from price risk management activities.........        173              9
  Income tax payable to affiliate...........................        118             --
  Other.....................................................         30             12
                                                                 ------         ------
      Total current liabilities.............................        470            265
                                                                 ------         ------
Long-term debt..............................................      1,200             --
                                                                 ------         ------
Other
  Liabilities from price risk management activities.........        270            400
  Other.....................................................         76             11
                                                                 ------         ------
                                                                    346            411
                                                                 ------         ------
Commitments and contingencies
Minority interests of consolidated subsidiaries.............         --             90
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
    authorized and outstanding..............................         --             --
  Additional paid-in capital................................      1,700          3,275
  Retained earnings (deficit)...............................         31           (100)
  Accumulated other comprehensive loss......................       (268)          (224)
                                                                 ------         ------
      Total stockholder's equity............................      1,463          2,951
                                                                 ------         ------
      Total liabilities and stockholder's equity............     $3,479         $3,717
                                                                 ======         ======

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                           2002            2001
                                                              2003     (RESTATED)(1)   (RESTATED)(1)
                                                             -------   -------------   -------------
Cash flows from operating activities
  Net income...............................................  $   131      $   303          $ 133
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization..............      379          396            260
     Deferred income tax expense (benefit).................     (126)         122            135
     Gain on long-lived assets.............................       --         (211)            --
     Earnings of unconsolidated affiliates, net of cash
       distributions.......................................       (9)         (14)           (19)
     Other non-cash income items...........................        3           20             (1)
     Asset and liability changes
       Accounts receivable.................................       55          136             18
       Income taxes from affiliate.........................      214          (33)           (85)
       Accounts payable....................................      (26)          80            (99)
       Other asset and liability changes...................       (2)         (25)            13
                                                             -------      -------          -----
          Net cash provided by operating activities........      619          774            355
                                                             -------      -------          -----
Cash flows from investing activities
  Capital expenditures.....................................     (815)      (1,290)          (675)
  Net proceeds from the sale of assets and investments.....      501          399             20
  Change in notes receivable from parent...................     (326)        (271)          (237)
  Restricted cash..........................................        6           (6)            --
                                                             -------      -------          -----
          Net cash used in investing activities............     (634)      (1,168)          (892)
                                                             -------      -------          -----
Cash flows from financing activities
  Net proceeds from the issuance of long-term debt.........    1,169           --             --
  Dividends to parent......................................   (1,276)        (298)           (22)
  Contributions from parent................................       --          848            559
                                                             -------      -------          -----
          Net cash provided by (used in) financing
            activities.....................................     (107)         550            537
                                                             -------      -------          -----
Change in cash and cash equivalents........................     (122)         156             --
Cash and cash equivalents
  Beginning of period......................................      156           --             --
                                                             -------      -------          -----
  End of period............................................  $    34      $   156          $  --
                                                             =======      =======          =====

---------------

(1) Cash flows from operating, investing and financing activities were restated. However, the total cash flows were unaffected. See Note 1 for a further discussion.

                             See accompanying notes.

                         EL PASO PRODUCTION HOLDING COMPANY

                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   (IN MILLIONS, EXCEPT SHARES OF COMMON STOCK)

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                                                     2002              2001
                                                   2003           (RESTATED)        (RESTATED)
                                             ----------------   ---------------   ---------------
                                             SHARES   AMOUNT    SHARES   AMOUNT   SHARES   AMOUNT
                                             ------   -------   ------   ------   ------   ------
Common stock, $1.00 par:
  Balance at beginning of year.............  1,000    $    --   1,000    $   --   1,000    $   --
                                             -----    -------   -----    ------   -----    ------
     Balance at end of year................  1,000         --   1,000        --   1,000        --
                                             -----    -------   -----    ------   -----    ------
Additional paid-in capital:
  Balance at beginning of year.............             3,275             2,723             2,180
  Contribution from parent.................                26               848               559
  Allocated tax benefit (expense) of equity
     plans.................................                (5)                2                 6
  Dividends to parent......................            (1,596)             (298)              (22)
                                                      -------            ------            ------
     Balance at end of year................             1,700             3,275             2,723
                                                      -------            ------            ------
Retained earnings (deficit):
  Balance at beginning of year.............              (100)             (403)             (536)
  Net income...............................               131               303               133
                                                      -------            ------            ------
     Balance at end of year................                31              (100)             (403)
                                                      -------            ------            ------
Accumulated other comprehensive loss:
  Balance at beginning of year.............              (224)              (39)               --
  Other comprehensive loss.................               (44)             (185)              (39)
                                                      -------            ------            ------
     Balance at end of year................              (268)             (224)              (39)
                                                      -------            ------            ------
Total stockholder's equity.................  1,000    $ 1,463   1,000    $2,951   1,000    $2,281
                                             =====    =======   =====    ======   =====    ======

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                         2002         2001
                                                              2003    (RESTATED)   (RESTATED)
                                                              -----   ----------   ----------
Net income..................................................  $ 131     $ 303        $ 133
                                                              -----     -----        -----
Net gains (losses) from cash flow hedging activities:
  Cumulative effect of transition adjustment (net of income
     tax of $356)...........................................     --        --         (662)
  Unrealized mark-to-market gains (losses) arising during
     period (net of income tax of $(126), $(118) and $200 in
     2003, 2002 and 2001)...................................   (220)     (206)         386
  Reclassification adjustments for changes in initial value
     to settlement date (net of income taxes of $101, $12
     and $137 in 2003, 2002 and 2001).......................    176        21          237
                                                              -----     -----        -----
     Other comprehensive loss...............................    (44)     (185)         (39)
                                                              -----     -----        -----
Comprehensive income........................................  $  87     $ 118        $  94
                                                              =====     =====        =====

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

     During 2004, we identified several issues that resulted in a restatement of the amounts we had previously reported in our historical financial statements for the periods from 1999 to 2002 and for the first nine months of 2003. These restatements related to revisions to our historical estimates of our proved natural gas and oil reserves, the financial information derived from those estimates, and the manner in which we accounted for two hedges of our natural gas production. In addition, we restated our historical consolidated statement of cash flows for amounts provided to El Paso under its cash management program. Each of these restatements is discussed below.

     In February 2004, we completed the December 31, 2003 reserve estimation process of our proved natural gas and oil reserves. At the same time, our independent reserve engineers completed their estimates of our proved reserves. Overall, our internally prepared reserve estimates were within 5 percent of the total of the estimates of our independent reserve engineers. The proved reserve estimates as of December 31, 2003 indicated that a 0.9 Tcfe downward revision in our proved natural gas and oil reserves was needed. Given the size of this revision, the Audit Committee of El Paso's Board of Directors initiated an independent investigation to be conducted by an outside law firm to determine the factors that contributed to this significant downward revision. The scope of the investigation included (1) assessing the reasons for the downward revisions,
(2) evaluating the internal controls associated with the booking of reserves,
(3) suggesting any recommendations with regard to improvements in internal controls or internal control processes and (4) recommending any remedial actions that may be required. The investigation included the completion of more than 200 interviews and the review of more than 100,000 documents. Based on the investigation results, we concluded that a material portion of the negative reserve revisions should have been reflected in periods prior to 2003 and would require a restatement of the historical reserve estimates included in our supplemental natural gas and oil operations data. Quantities of proved natural gas and oil reserves are used in determining financial statement amounts, including ceiling test charges, depletion expense and gains and losses on property sales. The restatement of our historical reserve estimates required the restatement of the financial statement information derived from such estimates. The investigation found that certain personnel used aggressive, and at times, unsupportable methods to book proved reserves. In some instances, certain personnel provided historical proved reserve estimates that they knew or should have known were incorrect at the time they were reported. The investigation also found that we did not, in some cases, maintain adequate documentation and records to support historically booked reserves. Based on the results of the investigation, we (a) reviewed alternatives with respect to the method or methods to be used to restate our reserve amounts in prior periods and (b) assessed and implemented remedial actions related to our management structure, internal control environment and internal control processes.

     In August 2004, El Paso announced that it would be required to further restate its historical financial statements for the manner in which it accounted for hedges of its natural gas production and other hedging transactions. We have historically hedged a significant portion of our anticipated natural gas production with El Paso Merchant Energy, and as part of El Paso's restatement, the transactions we conducted with El Paso Merchant Energy were evaluated for their proper accounting. While substantially all of the hedge transactions we entered into with El Paso Merchant Energy continue to qualify as hedges given our status as a separate registrant from El Paso, we identified two derivatives that were not entered into at observable market prices and therefore not properly accounted for at their fair market value at the time they were initially entered into and subsequently settled. Both derivatives were entered into in 2000, and were originally accounted for as hedges. The first transaction settled during 2000 resulting in a gain of $6 million. The second transaction settled during 2002 resulting in a loss of $4 million. Upon determining that an adjustment was required, we restated our historical financial statements to adjust the value of the transactions to their fair market value at their inception, and adjust each accounting period for the impacts of this adjustment through the date of settlement. The restatement had no impact on our cash flows.

                       EL PASO PRODUCTION HOLDING COMPANY

     We have also reclassified $271 million and $237 million in our statements of cash flows for the years ended December 31, 2002 and 2001 to reflect these amounts provided to El Paso under the cash management program as cash flows from investing activities. These amounts were recorded as cash flows from financing activities in our historical statements of cash flows.

  Reserve Restatement Methodology

     Because of concerns over our historical documentation supporting reserves and the aggressive, and sometimes unsupportable methods that were used in booking proved reserves, the methodology we adopted to restate our reserves for the years ended December 31, 2001, 2002 and the nine months ended September 30, 2003, was a reserve reconstruction approach. Under this method, we utilized the estimated proved reserves as of December 31, 2003 that were derived from our review completed in February 2004, and then determined historical reserves by adjusting these reserves for actual historical production data and other known data to determine the reconstructed estimates of reserves at each period end. The basic assumption underlying our methodology was that the December 31, 2003 reserve report represented the most recent, reliable and available information and was our best "estimate" of proved reserves. That report, therefore, became the basis of our historical reserve reconstruction. We then created a reconstruction process by adding actual production volumes in prior periods, on a well by well basis, with adjustments for assets sold (the more significant sales were re-evaluated by one of our independent reserve engineers since the proved reserves that were sold were not in the December 31, 2003 reserve report and needed to be re-evaluated given the findings in the investigation) and other known information during the period such as cost and capital spending during the restatement period.

     We applied the methodology described above back to December 31, 2000. However, for periods prior to December 31, 2000, which were necessary to determine the impact of the reserve restatement on beginning stockholder's equity as of January 1, 2001, we did not have access to the necessary detailed electronic records to apply this methodology. This was due, in part to some of the documentation issues identified in the investigation, and numerous changes to our personnel immediately following our past mergers, which impacted our ability to locate that historical documentation. As a result, we used our December 31, 2000 reserve levels determined by the reconstruction approach described above, as the foundation for estimating reserves and related future cash flows (for ceiling test purposes) for periods prior to December 31, 2000. This estimation approach involved the use of a "reserve over production ratio" based on the reconstructed December 31, 2000 reserve estimates. The reserve over production ratio provided the estimated life of reserves based on production levels. We applied that ratio to the actual historical period production levels to calculate estimated historical reserves for each period. In determining the reserve over production ratio to use for each period, historical prices were considered since at different pricing levels, varying levels of reserves are economical to produce, which also impacted capital cost, operating cost and revenue assumptions in determining cash flows that would be derived from the reserves.

     Overall, our restatement approach allowed us to recalculate reasonable proved reserve estimates at the end of each quarter over the last five years. Once we determined the historical reserve levels, we then calculated our estimated future net cash flows at the end of each quarter. These revised quarterly proved reserves and the resulting discounted net cash flows were then used to perform the ceiling test, calculate our depreciation, depletion and amortization rate, income taxes, evaluate gain or loss recognition on asset sales and recompute earnings from unconsolidated affiliates. Finally, we assessed the reasonableness of our overall approach based on historical prices and historical capitalized cost leading up to the earliest period in which our restatement was performed. Based on that assessment, we believe the amount recorded as a retained earnings adjustment on January 1, 1999 reasonably reflects the financial statement impact of our restated reserve levels that would have occurred prior to that time.

                       EL PASO PRODUCTION HOLDING COMPANY

     We believe the approach we used to restate our historical reserves is a reasonable approach and is appropriate in these circumstances. It is based on a current, thoroughly reviewed and well documented reserve study and reflects actual historical data. However, it does have some limitations. First, the restated reserve levels and reported earnings do not incorporate normal positive or negative revisions in reserves that could have resulted for reasons such as mechanical failures, changes in estimates or the impact of actual drilling results on proved undeveloped reserves. These are normally occurring changes to reserve estimates that because of the methodology we used, will not be reflected during the year they actually occurred. Rather, they will be part of our beginning retained earnings adjustments. Overall we believe their effects on our reported results would be similar. Second, because we had to use a variation of the reconstruction methodology for the years 1999 and 2000, to determine the impact on our retained earnings at January 1, 2001, the restated reserves for these periods may not be comparable to the reserve amounts that would have resulted from an actual reconstruction and none of the periods would be identical to a completely re-engineered approach. Overall, however, we believe our approach, given the results of the investigation and documentation issues discussed above, provides a reasonable approach to revising our historical reserve data that presents our related financial statements in accordance with generally accepted accounting principles.

     We also considered other restatement methodologies such as re-engineering specific production and reserve areas to determine, in hindsight, where previous estimates should have been adjusted in specific periods. We rejected this approach for several reasons. First, this method would not have produced, in our view, a more accurate result than the method we adopted, particularly given our concerns with respect to the timing of when the reserves were originally recorded. Second, it was very difficult to make reasonable assessments of how specific reserves should have been booked at a particular time without being influenced by subsequent data, especially in light of the assumptions that had already been made in the reserve estimation process. Third, the investigation identified that (a) a large number of personnel were responsible for making reserve estimates and that there was not a consistent or centralized approach used in the reserve estimation process, including the assumptions used in the process or the documentation generated in support of these assumptions and (b) there was a lack of controls over inputs into the reserve data base. As a result of such factors, the integrity of the data could not be reasonably relied upon for a detailed re-engineering of reserves. Finally, the findings of the independent investigation identified that there was inadequate detailed historical, technical documentation to support the booking of certain reported reserves. Consequently, without such detailed documentation, it would be extremely difficult, and in some cases impossible, to determine with precision the appropriate time that specific reserves should have been removed from the proved reserves category.

     Our reserve restatement methodology resulted in the following revisions to our proved natural gas and oil reserves (Bcfe) (Unaudited):

                                                           AS OF DECEMBER 31,
                                     ---------------------------------------------------------------
                                            2002                  2001                  2000
                                     -------------------   -------------------   -------------------
                                        AS         AS         AS         AS         AS         AS
                                     REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED
                                     --------   --------   --------   --------   --------   --------
Onshore............................   1,075        694      1,269        739        909        648
Offshore...........................     506        325        520        329        419        270
Coal Seam..........................   1,243        664        667        310        439        234
                                      -----      -----      -----      -----      -----      -----
Total .............................   2,824      1,683      2,456      1,378      1,767      1,152
                                      =====      =====      =====      =====      =====      =====

     The restatement of our proved reserves also impacted previously reported items in our supplemental information on our natural gas and oil activities, including the classification of costs incurred in natural gas and oil activities between exploration or development cost. For a further discussion of our natural gas and oil reserves, see Note 13, Supplemental Natural Gas and Oil Operations.

                       EL PASO PRODUCTION HOLDING COMPANY

  Financial Impact of Restatements

     The total cumulative impact of the restatements was a reduction of our previously reported stockholder's equity as of September 30, 2003 of approximately $387 million, which includes a reduction in beginning stockholder's equity as of January 1, 2001 of approximately $503 million. Of the reduction to beginning stockholder's equity, $498 million related to the restatement of reserves and represents the impact of ceiling test charges, changes in depreciation, depletion and amortization expense and adjustments to the book basis of properties acquired from an affiliate in 2000 and prior years, and $5 million related to a loss in 2000 on the restatement for the hedge transactions.

     As to the individual financial statement line items, our historical financial statements for the years ended December 31, 2002 and 2001, for each of the quarters in those years and for each of the quarters and the first nine months of 2003 reflect the effects of the reserve restatement on (i) the calculation of our historical depletion expense, (ii) the amounts of our earnings from unconsolidated affiliates (iii) the amounts of gains or losses recorded on long-lived assets sold, and (iv) the impact of income taxes. Additionally, revenues and other comprehensive income have been restated for the impact of the adjustment related to two historical hedges of our natural gas production. Also, our historical statements of cash flows were restated to reflect amounts provided to El Paso under its cash management program as investing activities instead of financing activities. We did not amend our financial statements included in our registration statement on Form S-4 and the financial statements and related financial information contained in that report should no longer be relied upon. A summary of the effects of the restatement on reported amounts for the years ended December 31, 2002 and 2001, and for the quarterly periods during the three year periods ended December 31, 2003 is presented below. For the impact of the restatement on income taxes, see Note 4. The quarterly period information for 2001 is being provided for supplemental purposes only. Also, the information in the quarterly data below represents only those income statement and balance sheet line items affected by the restatement. For additional supplemental quarterly information, see Note 12, Supplemental Selected Quarterly Financial Information (Unaudited).

                                                               YEAR ENDED            YEAR ENDED
                                                            DECEMBER 31, 2002     DECEMBER 31, 2001
                                                           -------------------   -------------------
                                                              AS         AS         AS         AS
                                                           REPORTED   RESTATED   REPORTED   RESTATED
                                                           --------   --------   --------   --------
                                                                         (IN MILLIONS)
INCOME STATEMENT:
Operating revenues.......................................   $  841     $  849     $  604     $  604
Gain on long-lived assets................................        2        211         --         --
Depreciation, depletion and amortization.................      317        396        234        260
Operating income.........................................      309        447        185        159
Earnings from unconsolidated affiliates..................        6          7         29         30
Income taxes.............................................      112        161         71         62
Net income...............................................      213        303        149        133
BALANCE SHEET:
Property, plant and equipment, net.......................   $2,808     $2,265     $2,101     $1,428
Investments in unconsolidated affiliates.................      232        198        256        220
Stockholder's equity(1)..................................    3,309      2,951      2,798      2,281

---------------

(1) The impact on stockholder's equity for the year ended December 31, 2001 includes the restatement impacts on depreciation, depletion and amortization during that year, as well as the adjustment to opening retained earnings for the effects of the restatement on years prior to 2001.

                       EL PASO PRODUCTION HOLDING COMPANY

                                                                  QUARTERS ENDED (UNAUDITED)
                                                ---------------------------------------------------------------
                                                  MARCH 31, 2003         JUNE 30, 2003      SEPTEMBER 30, 2003
                                                -------------------   -------------------   -------------------
                                                   AS         AS         AS         AS         AS         AS
                                                REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED
                                                --------   --------   --------   --------   --------   --------
                                                                         (IN MILLIONS)
Depreciation, depletion and amortization......    $ 85       $112       $76        $98        $67        $86
Operating income..............................     144        117        94         72         71         52
Earnings from unconsolidated affiliates.......       8          9        --         --         --         --
Income taxes(1)...............................      51         54        23         15         31         11
Net income(1).................................      95         68        47         32         20         21

---------------

(1) Restated amounts include the effect of state income taxes of $13 million for the quarter ended March 31, 2003 that were previously recorded in the quarter ended September 30, 2003 related to natural gas and oil properties sold in Oklahoma.

                                                                     QUARTERS ENDED (UNAUDITED)
                                        -------------------------------------------------------------------------------------
                                          MARCH 31, 2002         JUNE 30, 2002      SEPTEMBER 30, 2002     DECEMBER 31, 2002
                                        -------------------   -------------------   -------------------   -------------------
                                           AS         AS         AS         AS         AS         AS         AS         AS
                                        REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                                            (IN MILLIONS)
Operating revenues.....................   $167       $169       $218       $220       $245       $247       $211       $213
Gain on long-lived assets..............      2        211         --         --         --         --         --         --
Depreciation, depletion and
  amortization.........................     76         84         82         92         84        111         75        109
Operating income.......................     43        247         80         72        108         82         78         46
Earnings (losses) from unconsolidated
  affiliates...........................      6          6         (6)        (5)         5          4          1          2
Income taxes...........................     15         87         31         28         33         24         33         22
Net income.............................     33        163         48         43         76         61         56         36

                                                                     QUARTERS ENDED (UNAUDITED)
                                        -------------------------------------------------------------------------------------
                                          MARCH 31, 2001         JUNE 30, 2001      SEPTEMBER 30, 2001     DECEMBER 31, 2001
                                        -------------------   -------------------   -------------------   -------------------
                                           AS         AS         AS         AS         AS         AS         AS         AS
                                        REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                                            (IN MILLIONS)
Depreciation, depletion and
  amortization.........................   $52        $52        $53        $52        $62        $70        $67        $86
Operating income.......................    37         36         34         35         55         48         59         40
Earnings from unconsolidated
  affiliates...........................     9          9          5          5          3          4         12         12
Income taxes...........................     8          8         20         21         18         16         25         17
Net income.............................    39         38         22         23         43         38         45         34

     The restatement of our historical reserve estimates, our historical financial information derived from those estimates, the restatement associated with two hedge transactions and the reclassification of our historical statements of cash flows for amounts provided to El Paso under the cash management program, resulted in or will result in a delay in the filing of our Forms 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004. As a result, we obtained waivers, effective until December 31, 2004 relating to the defaults under our indenture as a result of these delays. The filing of our 2004 Forms 10-Q will satisfy the conditions of the waivers. See Note 7 for further discussion of the indenture.

     The reserve restatement will result in a lower depletion rate and reduced exposure to ceiling test charges in the future than would have been the case absent the reserve restatement. In addition, neither of the restatements had an impact on our total cash flows reported in historical periods.

                       EL PASO PRODUCTION HOLDING COMPANY

2.  SIGNIFICANT EVENTS AND ACCOUNTING POLICIES

                               SIGNIFICANT EVENTS

  Liquidity

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash surpluses or requirements, El Paso provides cash to us or we can provide cash to El Paso subject to limitations in our indenture. We have historically provided cash to El Paso under this program, and as of December 31, 2003, we had a receivable from El Paso of $688 million, of which $393 million is classified as a current asset in our balance sheet. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the entire amounts owed to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables. In addition, based on our current estimates of cash flows, we believe we will seek repayment of a portion of these advances in the next year.

     If El Paso were subject to voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. We believe that claims to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, there is no assurance that El Paso and/or its other subsidiaries or their creditors would not advance such a claim in a bankruptcy proceeding. If we were to be substantively consolidated in a bankruptcy proceeding with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and our liquidity.

     As discussed in Note 1, we restated our historical financial statements to reflect a reduction in our historically reported natural gas and oil reserves, to adjust two transactions related to our historical hedges of our natural gas production to their fair market value and to reclassify our historical statements of cash flows for amounts provided to El Paso under the cash management program, which has resulted in or will result in a delay in filing our Forms 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004. Our indenture includes covenants that require us to file financial statements within specified time periods. Non-compliance with such covenants does not constitute an automatic event of default. Instead, the debt is subject to acceleration after any applicable cure periods have lapsed and the indenture trustee or the holders of at least 25 percent of the outstanding principal amount of debt under our indenture provide notice that the principal and accrued interest has been declared due and payable. In July 2004, we entered into an agreement approved by a majority of the holders of our senior unsecured notes. The agreement provides for a waiver of the breach of our covenant to timely file our financial statements and is effective until December 31, 2004. In connection with the waiver, we have agreed to modify the covenants under our indenture with respect to affiliated party transactions. In particular, the agreement prohibits certain affiliated party transactions in excess of $100 million if the transactions would have a negative effect on our ratio of debt to proved reserves or our ratio of debt to EBITDA (as defined in the indenture).

                        SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications did not impact our reported net income or stockholder's equity.

                       EL PASO PRODUCTION HOLDING COMPANY

  Principles of Consolidation

     We consolidate entities when we have the ability to control the operating and financial decisions and policies of an entity. Where we can exert significant influence over, but do not control, those policies and decisions, we apply the equity method of accounting. We use the cost method of accounting where we are unable to exert significant influence over the entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment of the extent of our control or influence and that of the other equity owners or participants of the entity.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

  Cash and Cash Equivalents

     We consider short-term investments with an original maturity of less than three months to be cash equivalents. We classify cash in bank accounts that is unavailable for immediate withdrawal, that is subject to limitations on its use, or that is considered a compensating balance as restricted cash. As of December 31, 2003, we had no restricted cash and at December 31, 2002, we had $6 million of restricted cash classified as other current assets in our balance sheet.

  Allowance for Doubtful Accounts

     We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.

  Natural Gas and Oil Properties

     We use the full cost method to account for our natural gas and oil properties. Under the full cost method, substantially all productive and nonproductive costs incurred in connection with the acquisition, development and exploration of natural gas and oil reserves are capitalized. These capitalized amounts include the costs of all unproved properties, internal costs directly related to acquisitions, development and exploration activities, asset retirement costs and capitalized interest. This method differs from the successful efforts method of accounting for these activities. The primary differences between these two methods are the treatment of exploratory dry hole costs. These costs are generally expensed under successful efforts when the determination is made that measurable reserves do not exist. Geological and geophysical costs are also expensed under the successful efforts method. Under the full cost method, both dry hole costs and geological and geophysical costs are capitalized into the full cost pool, which is then periodically assessed for recoverability as discussed below.

     We amortize capitalized costs using the unit of production method over the life of our proved reserves. Capitalized costs associated with unproved properties are excluded from the amortizable base until these properties are evaluated. Future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values, are included in the amortizable base. Beginning January 1, 2003, we began capitalizing into our full cost pool asset retirement costs associated with our proved developed natural gas and oil reserves pursuant to the adoption of Statements of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations as discussed below.

                       EL PASO PRODUCTION HOLDING COMPANY

     Our capitalized costs, net of related income tax effects, are limited to a ceiling based on the present value of future net revenues using end of period spot prices discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, net of related income tax effects. If these discounted revenues are not equal to or greater than total capitalized costs, we are required to write-down our capitalized costs to this level. We perform this ceiling test calculation each quarter. Any required write-downs are included in our income statement as a ceiling test charge. Our ceiling test calculations include the effects of derivative instruments we have designated as cash flow hedges of our anticipated future natural gas and oil production.

     When we sell or convey interests(including net profits interest) in our natural gas and oil properties, we reduce our reserves for the amount attributable to the sold or conveyed interest. We do not recognize a gain or loss on sales of our natural gas and oil properties, unless those sales would significantly alter the relationship between capitalized costs and proved reserves. We treat sales proceeds on non-significant sales as an adjustment to the cost of our properties.

     For the year ended December 31, 2003, we capitalized $12 million related to interest on our long-term financing. Prior to the issuance of our senior unsecured notes, no amounts were capitalized in 2002 and 2001. Our accrued capitalized costs and other accrued operating expenses are included in other accounts payable on our balance sheet.

  Property, Plant and Equipment (Other than Natural Gas and Oil Properties)

     Our, property, plant and equipment, excluding our assets accounted for under the full cost method, is recorded at its original cost of construction or, upon acquisition, at the fair value of the assets acquired. We capitalize the major units of property replacements or improvements and expense minor items. We depreciate our property, plant and equipment using the straight-line method over the remaining useful lives of the assets ranging from one to 15 years.

  Asset Impairments on Other Than Natural Gas and Oil Properties

     We apply the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to account for asset impairments related to non-full cost pool assets. Under this standard, we evaluate an asset for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of the asset's carrying value based on its ability to generate future cash flows on an undiscounted basis. When we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to the estimated sales price, less costs to sell. We also reclassify the asset or assets as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have any continuing involvement in the cash flows of those assets after they are sold.

  Revenue Recognition

     Our revenues are derived primarily through physical sales of natural gas, oil and natural gas liquids produced. Revenues from sales of these products are recorded upon the passage of title using the sales method, net of any royalty interests or other profit interests in the produced product. When actual natural gas sales volumes exceed our entitled share of sales volumes, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds our share of the remaining estimated proved natural gas reserves for a given property, we record a liability. Costs associated with the transportation and delivery of production are included in cost of sales.

                       EL PASO PRODUCTION HOLDING COMPANY

  Environmental Costs and Other Contingencies

     We record liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. We recognize a current period expense for the liability when clean-up efforts do not benefit future periods. We capitalize costs that benefit more than one accounting period. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage or government sponsored programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

     We recognize liabilities for other contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Funds spent to remedy these contingencies are charged against a reserve, if one exists, or expensed. When a range of probable loss can be estimated, we accrue the most likely amount or at least the minimum within the range of probable loss.

  Price Risk Management Activities

     We engage in hedging activities on our natural gas and oil production to obtain more determinable cash flows and to mitigate the risk of downward price movements on sales of these commodities. We do this through natural gas and oil swaps with our affiliate, El Paso Merchant Energy.

     We account for our derivative instruments under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, these derivatives are reflected in our balance sheet at their fair value as assets and liabilities from price risk management activities. We classify our derivatives as either current or non-current assets or liabilities based on our overall position by counterparty and their anticipated settlement date.

     The settlement of derivatives used in our hedging activities are reflected as revenues in our income statements. Cash inflows and outflows associated with the settlement of our derivative instruments are recognized in operating cash flows, and any receivables and payables resulting from these settlements are reported as affiliate receivables or payables on our balance sheet.

  Income Taxes

     We report current income taxes based on our taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

     El Paso maintains a tax accrual policy to record both regular and alternative minimum taxes for companies included in its consolidated federal and state income tax returns. The policy provides, among other things, that (i) our taxable income position will accrue a current expense equivalent to our federal and state income taxes, and (ii) our tax loss position will accrue a benefit to the extent our deductions, including general

                       EL PASO PRODUCTION HOLDING COMPANY
business credits, can be utilized in El Paso's consolidated returns. El Paso pays all consolidated U.S. federal and state income tax directly to the appropriate taxing jurisdictions and, under a separate tax billing agreement, El Paso bills or refunds us for our portion of these income taxes.

  Accounting for Asset Retirement Obligations

     On January 1, 2003, we adopted SFAS No. 143, which requires that we record a liability for retirement and removal costs of long-lived assets used in our business. This liability is recorded at its estimated fair value, with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the remaining useful life of the long-lived asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record in depreciation, depletion and amortization expense in our income statement. In the first quarter of 2003, we recorded a benefit as a cumulative effect of accounting change of approximately $1 million, net of income taxes, related to our adoption of SFAS No. 143. We also recorded property, plant and equipment of $78 million and asset retirement obligations of $76 million as of January 1, 2003. Our asset retirement obligations are associated with our natural gas and oil wells and related infrastructure. We have obligations to plug wells when production on those wells is exhausted, and we abandon them. We currently forecast that these obligations will be met at various times, generally over the next ten years, based on the expected productive lives of the wells and the estimated timing of plugging and abandoning those wells. The net asset retirement liability as of January 1, 2003 and December 31, 2003, reported in other current and non-current liabilities in our balance sheet, and the changes in the net liability for the year ended December 31, 2003, were as follows:

                                                              (IN MILLIONS)
                                                              -------------
Net asset retirement liability at January 1, 2003...........      $ 76
Liabilities settled in 2003.................................       (16)
Accretion expense in 2003...................................         7
Liabilities incurred in 2003................................         4
Changes in estimate.........................................         8
                                                                  ----
Net asset retirement liability at December 31, 2003.........      $ 79
                                                                  ====

     Our changes in estimate represent changes to the expected amount and timing of payments to settle our asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug our natural gas and oil wells and the costs to do so. Had we adopted SFAS No. 143 as of January 1, 2001, our aggregate current and non-current retirement liabilities on that date would have been approximately $68 million and our income from continuing operations and net income for the years ended December 31, 2002 and 2001, would have been lower by $5 million in each year.

3.  ACQUISITIONS AND DIVESTITURES

  Acquisitions

     In December 2003, we purchased natural gas and oil properties from affiliates of El Paso for $27 million. In May 2003, we acquired a gas gathering system through a contribution from El Paso of $26 million. In July 2002, we acquired Vermejo Mineral Corporation from a third party for approximately $140 million. These acquisitions were accounted for as purchases and the purchase prices were assigned to natural gas and oil properties in our full cost pool. In March 2002, we acquired natural gas and oil properties located in south Texas from an affiliate of El Paso CGP for $396 million and the Prince offshore platform from GulfTerra for $190 million. For more information on our 2002 affiliate acquisitions, see Note 11.

                       EL PASO PRODUCTION HOLDING COMPANY

  Divestitures

     In March 2003, we sold natural gas and oil properties located in Oklahoma, Texas, and offshore Gulf of Mexico for approximately $450 million, and we did not recognize a gain or loss on the reserves sold. In March 2002, we sold natural gas and oil properties located in east and south Texas for approximately $382 million. We recognized a $209 million gain on the sale of the east Texas properties as the reserves sold significantly altered the relationship between capitalized costs and proved reserves in our full cost pool. In addition in 2002, we recognized a $2 million gain on the sale of non-full cost pool assets. We completed these sales as part of El Paso's plan to improve its liquidity and respond to changing market conditions.

     In March 2003, we distributed our ownership interests in El Paso Energy Oil Transmission L.L.C., El Paso Energy Minerals, L.L.C., and El Paso Energy Minerals Leasing, L.L.C. to El Paso CGP. At the time of these distributions, our combined investment in these subsidiaries was $24 million. In April 2003, we sold our interest in Noric Holdings I, see Note 11.

     As further discussed in Note 13, during 2003 we sold interests in certain natural gas and oil wells in exchange for the payment of a portion of our drilling and completion costs on such wells.

4.  INCOME TAXES

     Pretax income from continuing operations for the periods ended December 31, 2003, 2002 and 2001, was $218 million, $464 million and $195 million.

     The following table reflects the components of income tax expense included in income from continuing operations before cumulative effect of accounting change for each of the three years ended December 31:

                                                                     2002         2001
                                                          2003    (RESTATED)   (RESTATED)
                                                          -----   ----------   ----------
                                                                   (IN MILLIONS)
Current
  Federal...............................................  $ 189      $ 39         $(64)
  State.................................................     25        --           (9)
                                                          -----      ----         ----
                                                            214        39          (73)
                                                          -----      ----         ----
Deferred
  Federal...............................................   (118)      119          131
  State.................................................     (8)        3            4
                                                          -----      ----         ----
                                                           (126)      122          135
                                                          -----      ----         ----
     Total income tax expense...........................  $  88      $161         $ 62
                                                          =====      ====         ====

                       EL PASO PRODUCTION HOLDING COMPANY

     Our income tax expense, included in income from continuing operations before cumulative effect of accounting change, differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

                                                                     2002         2001
                                                           2003   (RESTATED)   (RESTATED)
                                                           ----   ----------   ----------
                                                            (IN MILLIONS, EXCEPT RATES)
Income tax expense at the statutory federal rate of
  35%....................................................  $ 76      $162         $68
Increase (decrease)
  State income tax, net of federal income tax
     benefit(1)..........................................    12         2          (3)
  Earnings from unconsolidated affiliates................    --        (4)         (8)
  Other..................................................    --         1           5
                                                           ----      ----         ---
Income tax expense.......................................  $ 88      $161         $62
                                                           ====      ====         ===
Effective tax rate.......................................    40%       35%         32%
                                                           ====      ====         ===

---------------

(1) State income taxes for 2003 include the effect of properties sold in Oklahoma.

     The following are the components of our net deferred tax asset as of December 31:

                                                                        2002
                                                              2003   (RESTATED)
                                                              ----   ----------
                                                                (IN MILLIONS)
Deferred tax assets
  Net operating loss carryforwards..........................  $128      $190
  Property, plant and equipment.............................    38        --
  U.S. tax credit carryovers................................    23        23
  Price risk management activities..........................   162       135
  Other.....................................................    17         1
                                                              ----      ----
     Total deferred tax asset...............................   368       349
                                                              ----      ----
Deferred tax liabilities
  Property, plant and equipment.............................    --       158
  Employee benefits.........................................    43        16
  Merger related costs......................................    51        47
                                                              ----      ----
     Total deferred tax liability...........................    94       221
                                                              ----      ----
Net deferred tax asset......................................  $274      $128
                                                              ====      ====

     Under El Paso's tax allocation policy, we are allocated the tax effects associated with sales of stock by employees under an employee stock purchase plan, the exercise of non-qualified stock options and the vesting of restricted stock, as well as dividends on restricted stock. This allocation increased the deferred taxes payable by $5 million in 2003 and decreased the deferred taxes payable by $2 million in 2002 and $6 million in 2001. These tax effects are included in additional paid-in capital in our balance sheets.

     The election to capitalize and amortize intangible drilling costs, under
Section 59(e) of the Internal Revenue Code, for tax years 2002 and 2003, caused the deferred tax associated with property, plant and equipment to change from a liability in 2002 to an asset in 2003.

     As of December 31, 2003, we had available net operating loss carryforwards of approximately $366 million. The net operating loss carryforward periods end in the years 2017 through 2023. We also have

                       EL PASO PRODUCTION HOLDING COMPANY
alternative minimum tax carryforwards of approximately $23 million, which are carried forward indefinitely. Usage of our federal carryover is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as separate return limitation year rules of IRS regulations.

5.  FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

     The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31:

                                                        2003                    2002
                                                ---------------------   ---------------------
                                                CARRYING                CARRYING
                                                 AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                --------   ----------   --------   ----------
                                                                (IN MILLIONS)
  Long-term debt..............................   $1,200      $1,182       $ --        $ --
  Net liability from price risk management
     activities...............................   $  443      $  443       $375        $375

     As of December 31, 2003 and 2002, the carrying amounts of cash and cash equivalents, and trade receivables and payables represented fair value because of the short-term nature of these instruments. We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

     Our derivative contracts are recorded in our financial statements at fair value. The best indication of fair value is quoted market prices. However, when quoted market prices are not available, we estimate the fair value of those derivatives. Due to major industry participants exiting or reducing their trading activities in 2002 and 2003, the availability of reliable commodity pricing data from market-based sources that we used in estimating the fair value of our derivatives was significantly limited for certain locations and for longer time periods. Consequently, we use a combination of commodity prices from market-based sources and other forecasted settlement prices from an independent pricing source to develop forward pricing data beyond a current two-year period, which we then use to estimate the value of settlements in future periods based on the contractual settlement quantities and dates. For forward pricing data within two years, we use commodity prices from market-based sources such as the NYMEX.

     We use derivative financial instruments to hedge the cash flow impact of our market price risk exposures on our forecasted transactions related to our natural gas and oil production. A majority of our commodity sales are at spot market prices. We can use futures, forward contracts and swaps to limit our exposure to fluctuations in the commodity markets with the objective of realizing a fixed cash flow stream from these activities. Changes in derivative fair values that are designated as cash flow hedges are deferred in accumulated other comprehensive income to the extent that they are effective and are not included in income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a cash flow hedge's change in value is recognized immediately in earnings as a component of operating revenues in our income statement.

     We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. We also assess whether these derivatives are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we determine that a derivative is no longer highly effective as a hedge or if we decide to discontinue the hedging relationship.

     On January 1, 2001, we adopted SFAS No. 133 and recorded a cumulative effect adjustment of $662 million, net of income taxes, in accumulated other comprehensive income to recognize the fair value of all derivatives designated as hedging instruments. The majority of the initial charge related to hedging cash

                       EL PASO PRODUCTION HOLDING COMPANY
flows from anticipated sales of natural gas for 2001 and 2002. During the year ended December 31, 2001, $475 million, net of income taxes, of this initial transition adjustment was reclassified to earnings as a result of hedged sales during the year.

     As of December 31, 2003 and 2002, the value of cash flow hedges included in accumulated other comprehensive income was a net unrealized loss of $268 million and $224 million, net of income taxes. We estimate that unrealized losses of $119 million, net of income taxes, will be reclassified from accumulated other comprehensive income during 2004. Reclassifications occur upon physical delivery of the hedge commodity and the corresponding expiration of the hedge. The maximum term of our cash flow hedges is 9 years; however, most of our cash flow hedges expire within the next 36 months.

     For the years ended December 31, 2003, 2002 and 2001, we recognized a net loss of $5 million, $7 million and $1 million, net of income taxes, related to the ineffective portion of all cash flow hedges.

     In May 2002, we announced a plan to reduce the volumes of natural gas that we had hedged. We removed the hedging designation on derivatives that had a fair value loss of $20 million at December 31, 2002. This amount, net of income taxes of $7 million, has been reflected in accumulated other comprehensive income and was reclassified to income as the original hedged transactions settled in 2003.

     In August 2004, we determined that two hedge transactions entered into during 2000 had not been initially recorded at their fair value. As a result, we restated our historical financial statements to adjust these transactions to fair market value. See Note 1 for a further discussion of this restatement.

6.  PROPERTY, PLANT AND EQUIPMENT

     Presented below are capitalized costs of natural gas and oil properties that are not being amortized, pending determination as to the existence of proved reserves.

                                                               CUMULATIVE     CUMULATIVE
                                                                BALANCE        BALANCE
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Acquisition.................................................      $107           $108
Exploration.................................................       115            108
Development.................................................        30             60
                                                                  ----           ----
                                                                  $252           $276
                                                                  ====           ====

     During 2003, 2002 and 2001, our weighted average unit of production depletion rate on our natural gas and oil properties per Mcfe was $1.59, $1.42 and $1.14.

7.  DEBT AND OTHER CREDIT FACILITIES

     In March 2003, El Paso obtained a $1.2 billion, London Interbank Offered Rate (LIBOR) plus 4.25% bridge loan, collateralized by substantially all of our natural gas and oil reserves. El Paso loaned $913 million of the proceeds to several of our subsidiaries. These subsidiaries subsequently distributed the amounts to El Paso to retire the net balance of $913 million on El Paso's Red River financing arrangement. Prior to repayment of the Red River financing, the cash generated from our assets was restricted for amortization requirements on the Red River arrangement. See Note 11 for a further discussion of the Red River financing arrangement.

     On May 20, 2003, we issued $1.2 billion of 7.75% senior unsecured notes due June 1, 2013 and received net proceeds of $1.17 billion. We used these proceeds to repay our obligation to El Paso in conjunction with the refinancing of its Red River financing arrangement as discussed above.

                       EL PASO PRODUCTION HOLDING COMPANY

     The 7.75% senior unsecured notes due June 1, 2013 are fully and unconditionally guaranteed by our wholly-owned subsidiary guarantors on a joint and several basis. There are no independent assets or operations at the holding company level, and our subsidiaries, other than the subsidiary guarantors, are minor.

     Under the indenture covering the senior unsecured notes we and our Restricted Subsidiaries (as defined in the indenture) are subject to a number of restrictions and covenants. These include (i) limitations on the incurrence of additional debt if there is a default or our Consolidated Coverage Ratio (as defined in the indenture) is below 2.0 to 1.0, (ii) limitations on dividends that can be made based on Free Cash Flow and Net Cash Proceeds (each as defined in the indenture) (there are no restrictions on the amount of dividends that our Restrictive Subsidiaries can make to us), (iii) limitations on asset sales, (iv) limitations on affiliate transactions, (v) limitations on liens securing debt and (vi) limitations on providing cash to El Paso under its cash management program. As of December 31, 2003, we were in compliance with these covenants.

     As discussed in Note 1, we restated our historical financial statements to reflect a reduction in our historically reported natural gas and oil reserves, to adjust two transactions related to historical hedges of our natural gas production to fair market value, and to reclassify our historical statements of cash flows for amounts provided to El Paso under the cash management program, which has resulted in or will result in a delay in filing our Forms 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004. Our indenture includes covenants that require us to file financial statements within specified time periods. Non-compliance with such covenants does not constitute an automatic event of default. Instead, the debt is subject to acceleration after any applicable cure periods have lapsed and the indenture trustee or the holders of at least 25 percent of the outstanding principal amount of debt under our indenture provide notice that the principal and accrued interest has been declared due and payable. In July 2004, we entered into an agreement approved by a majority of the holders of our senior unsecured notes. The agreement provides for a waiver of the breach of our covenant to timely file our financial statements and is effective until December 31, 2004. In connection with that waiver, we agreed to modify the covenants under our indenture with respect to affiliated party transactions. In particular, the agreement prohibits certain affiliated party transactions in excess of $100 million if the transactions would have a negative effect on our ratio of debt to proved reserves or our ratio of debt to EBITDA (as defined in the indenture).

8.  COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. A number of El Paso entities, including our subsidiary, El Paso Production Company, are named defendants in actions filed in 1997 brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Discovery is proceeding. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Will Price (formerly Quinque). A number of El Paso entities, including our subsidiary, El Paso Production Company, are named as defendants in Will Price et al v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and

                       EL PASO PRODUCTION HOLDING COMPANY
reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied on April 10, 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action petition has since been filed as to the heating content claims. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Black Warrior Methane. In September 2001, an explosion at the Brookwood Coal Mine #5 in Tuscaloosa, Alabama resulted in 13 fatalities and numerous other injuries. El Paso has no ownership interest in the mine. However, we are a 50 percent stockholder in Black Warrior Methane Corporation, which was involved in the extraction of methane from the mine, and which is a named defendant in 22 of the lawsuits filed to date. In addition, we have been added as a defendant in several of the cases. There has been no substantive discovery conducted to date.

     Reserve Revisions. In March 2004, El Paso received a subpoena from the SEC requesting documents relating to El Paso's previously announced reserve revision. El Paso and its Audit Committee have also received federal grand jury subpoenas for documents regarding the reserve revision. We are assisting El Paso and the Audit Committee in their efforts to cooperate with the SEC and the U.S. Attorney investigations into this matter.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of December 31, 2003, we had approximately $4 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2003, we had no accrual for remediation costs and associated onsite, offsite and groundwater technical studies or for related environmental legal costs.

     Air Permit Violation. On March 21, 2003, the Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order and Notice of Potential Penalty to our subsidiary, El Paso Production Company, alleging that it failed to timely obtain air permits for specified oil and gas facilities. El Paso Production Company requested an adjudicatory hearing on the matter. The hearing has been stayed by agreement to allow El Paso Production Company and LDEQ time to possibly settle this matter. The amount of any penalty to be sought by LDEQ, if any, has not been specified.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and

                       EL PASO PRODUCTION HOLDING COMPANY
liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe no reserves are required at this time.

  Lease Obligations

     We lease office space and various equipment under operating lease agreements. As of December 31, 2003, the annual minimum lease payments under non-cancelable future operating lease commitments were approximately $1 million for the years 2004 through 2006 and less than $1 million annually thereafter. Rental expense charged to operations was less than $1 million for the years ended December 31, 2003 and 2002 and $2 million for the year ended December 31, 2001.

  Other Commercial Commitments

     We have various commercial commitments at December 31, 2003 primarily related to transportation obligations of approximately $22 million in 2004, $14 million in 2005, $10 million in 2006, $9 million in 2007, $17 million in 2008 and $33 million in total thereafter.

9.  RETIREMENT BENEFITS

 Pension and Retirement Benefits

     El Paso maintains a primary pension plan that is a defined benefit plan that covers substantially all of our U.S. employees and provides benefits under a cash balance formula.

     El Paso also maintains a defined contribution plan covering all of our U.S. employees. Prior to May 1, 2002, El Paso matched 75 percent of participant basic contributions up to 6 percent, with the matching contribution being made to the plan's stock fund which participants could diversify at any time. After May 1, 2002, the plan was amended to allow for matching contributions to be invested in the same manner as that of participant contributions. Effective March 1, 2003, El Paso suspended the matching contribution, but reinstituted it again at a rate of 50 percent of participant basic contributions up to 6 percent on July 1, 2003. Effective July 1, 2004, El Paso increased the matching contribution to 75 percent of participant basic contributions up to 6 percent. As a result of El Paso not being current on its SEC filings, the Plan Committee temporarily suspended participants from making future contributions to or transferring other investment funds to the El Paso Corporation Stock Fund effective June 25, 2004. This temporary suspension does not affect the participant's ability to maintain or transfer the investment that they may currently have in the El Paso Corporation Stock Fund. Participants may continue to sell stock currently held in the El Paso Corporation Stock Fund at their discretion (subject to any insider trading restrictions). As soon as El Paso completes its required SEC filings and is in compliance with the SEC requirements, participants will be able to invest in the El Paso Corporation Stock Fund again. El Paso is responsible for benefits accrued under its plan and allocates the related costs to its affiliates.

  Other Postretirement Benefits

     El Paso provides limited postretirement life insurance benefits for current and retired employees. El Paso is responsible for benefits accrued under its plan and allocates the related costs to its affiliates. We do not provide subsidized postretirement medical benefits.

                       EL PASO PRODUCTION HOLDING COMPANY

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for each of the three years ended December 31:

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Interest paid, net of amounts capitalized...................  $36    $--    $--

     There have been no income tax settlements with our parent under our tax sharing agreement. We expect to settle accrued income taxes with our parent beginning in 2004.

11.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

  Investments in Unconsolidated Affiliates

     Noric L.L.C. In April 2003, we sold our interest in Noric Holdings I, our consolidated subsidiary, to an affiliate of El Paso for less than $1 million. Our investment in Noric Holdings I, at the time of the sale, was $148 million. Because this sale involved entities under the common control of El Paso, we recorded the difference between the cash consideration and book value of the investment as a dividend. As a result of this sale, we no longer have an investment in Noric, L.L.C., an investment of Noric Holdings I. Our investment in Noric, L.L.C. was accounted for using the equity method. Prior to its sale in 2003, our investment in Noric, L.L.C. was $119 million. For the years ended December 31, 2003, 2002 and 2001, we recognized $9 million, $14 million and $19 million in equity earnings from this unconsolidated affiliate.

     Summarized income statement and balance sheet information of our proportionate share of our investment in Noric L.L.C. for the years ended December 31, 2003, 2002 and 2001 and as of
December 31, 2003 and 2002 is described below. The following information has been restated as a result of our reserve revisions and the reserve revisions by El Paso CGP, our affiliate:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2003(1)   2002   2001
                                                              -------   ----   ----
                                                                  (IN MILLIONS)
Operating results data:
  Operating revenues........................................    $21     $35    $40
  Operating expenses........................................      9      30     22
  Net income................................................      9      14     19

---------------

(1) Includes operating results data through April 2003.

                                                              DECEMBER 31, 2002
                                                              -----------------
Financial position data:
  Current assets............................................        $  7
  Non-current assets........................................         165
  Current liabilities.......................................           6
  Equity in net assets......................................         166

     Clydesdale Associates, L.P. In April 2003, we sold our interest in Clydesdale Associates, L.P. (Clydesdale), in which we had a 2 percent net ownership interest. We accounted for this investment using the cost method of accounting. Prior to the sale, our investment was $25 million. For the years ended December 31, 2003, 2002 and 2001, we received $0.3 million, $1 million and $11 million, in dividends from Clydesdale, which are reflected on our statements of income as earnings from unconsolidated affiliates. In May 2002, we were notified by Clydesdale that it had distributed cash of $8 million in excess earnings to us

                       EL PASO PRODUCTION HOLDING COMPANY
because of a change in the pro-rata allocation between us and other investors. We returned the excess earnings and reflected this transaction on our statement of income as a reduction in earnings from unconsolidated affiliates.

     Black Warrior Transmission Corporation. We hold a 50 percent ownership interest in Black Warrior Transmission Corporation and account for this investment using the equity method of accounting. Our investment was $6 million and $7 million as of December 31, 2003 and 2002. We recognized equity earnings of less than $1 million for each of the years ended December 31, 2003, 2002 and 2001 from this unconsolidated affiliate.

 Related Party Transactions

Affiliate Receivables and Payables

     We sell our natural gas primarily to affiliates of El Paso at spot-market prices. Accounts receivable due from affiliates at December 31, 2003 and 2002, was $58 million and $90 million. Accounts payable due to affiliates at December 31, 2003 and 2002, was $7 million and $10 million. These affiliate receivables and payables were created during the normal course of business. Additionally, we recorded a $118 million income tax payable to affiliate as of December 31, 2003 and a $91 million income tax receivable from affiliate as of December 31, 2002, for our allocated portion of El Paso's tax accrual (see Note 2).

Cash Management Program and Other Affiliate Transactions

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. At December 31, 2003 and 2002, we had receivables from El Paso of $688 million, and $431 million. As of December 31, 2003, we classified $295 million as non-current notes receivables from affiliates.

     Our affiliate El Paso CGP, through its subsidiaries, engages in the exploration for and the acquisition, development and production of natural gas and oil. We do not have an agreement with El Paso CGP or its subsidiaries regarding the allocation of business opportunities and therefore we may pursue opportunities that are also being pursued by El Paso CGP's subsidiaries.

     In addition, our officers, directors and personnel also provide services to El Paso CGP and its subsidiaries pursuant to our shared services arrangement and therefore share their time and services between us and El Paso CGP.

     We are allocated a portion of El Paso's corporate overhead which covers charges related to management, legal, financial, tax, consultative administrative and other services, including employee benefits, annual incentive bonuses, rent, insurance, and information technology. The allocation of these expenses is based upon the relative size of our EBIT, gross property and payroll. For the years ended December 31, 2003, 2002 and 2001, we were allocated $117 million, $104 million and $68 million, which is reflected in our statements of income as operation and maintenance expense.

     We allocate a portion of El Paso's corporate overhead allocated to us and our general corporate overhead to affiliates of El Paso CGP for management, legal, accounting, financial, tax, consulting, administrative, and other services. For the years ended December 31, 2003, 2002 and 2001, amounts allocated to El Paso CGP were $122 million, $141 million and $98 million. This allocation is reflected on our statements of income as a reduction in operations and maintenance expense.

     GulfTerra, an equity investment in which El Paso has a general and limited partner ownership, is a publicly traded master limited partnership that provides natural gas and oil gathering, transportation, processing, storage, and other related services to us. For the years ended December 31, 2003, 2002 and 2001,

                       EL PASO PRODUCTION HOLDING COMPANY

GulfTerra provided services of $4 million, $17 million and $10 million. During 2002, we acquired the Prince offshore platform from GulfTerra for $190 million with funds El Paso provided through a capital contribution.

     We also contract for services with El Paso Field Services Company and El Paso's regulated interstate pipelines. These companies provide transportation, gathering, processing, and treating for our natural gas, oil, condensate, and liquids production to us. For the years ended December 31, 2003, 2002 and 2001, El Paso Field Services Company provided services of $1 million, $3 million and $1 million. For the years ended December 31, 2003, 2002 and 2001, El Paso's regulated interstate pipelines, including Tennessee Gas Pipeline Company and Colorado Interstate Gas Company, provided services of $10 million, $13 million and $5 million.

     We are a party to a master hedging contract with El Paso Merchant Energy that conducts energy trading activities. Pursuant to that agreement, we hedge our production with El Paso Merchant Energy.

Red River Financing

     During 1999, El Paso formed various companies for the purpose of generating funds for El Paso to invest in capital projects and other assets. At December 31, 2002, two of our subsidiaries, Sabine River Investors VII, L.L.C. and Sabine River Investors VIII, L.L.C., had each loaned $75 million to El Paso as demand loans. These amounts were reflected as notes receivable from affiliates in our balance sheets and carried an interest rate based on LIBOR plus 0.5 % per year, which was 2.3 % at December 31, 2002. In the first quarter of 2003, in conjunction with the Red River transactions as further discussed in Note 7, we contributed $56 million for a partial payment of El Paso's Red River financing arrangement and we made a $150 million dividend of our receivable to El Paso.

     During March 2002, we acquired natural gas and oil properties located in south Texas from an affiliate of El Paso CGP for $396 million in cash in order to maintain an adequate collateral balance for our Red River financing. These properties were acquired to replace comparable properties in south and east Texas that were sold to third parties. The acquisition of these properties involved a series of investments, contributions and sales through various affiliated legal entities. We provided an additional $3.9 million in cash to complete the acquisition. Because this property acquisition involved entities under the common control of El Paso, we recorded the acquired properties at their El Paso CGP carryover basis net book value of $130 million, along with an associated deferred tax asset of $91 million. The $171 million difference between the cash consideration price and the carryover basis of the acquired properties was reflected as a dividend. As a result of proved natural gas and oil reserve revisions by El Paso CGP, the carryover basis of the net book value of the acquired properties was restated from the original contribution amount of $343 million to $130 million. The dividend and the associated deferred taxes related to this transaction were also restated. Our total stockholder's equity decreased by $138 million as a result of this restatement.

                       EL PASO PRODUCTION HOLDING COMPANY

     The following table presents the revenues and net income of the previously separate business entities and the combined amounts presented in these audited financial statements. Adjustments to revenues and expenses were made to add the impact of this transaction to prior periods. The adjustments we have made in these statements require us to use estimates and assumptions based on currently available information. We believe our estimates and assumptions are reasonable, however actual results may differ from the estimates and assumptions used.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
REVENUES
  El Paso Production Holding Company........................  $834    $531
  El Paso CGP replacement properties........................    15      73
                                                              ----    ----
  Combined..................................................  $849    $604
                                                              ----    ----
NET INCOME (LOSS)(RESTATED)
  El Paso Production Holding Company........................  $305    $111
  El Paso CGP replacement properties........................    (2)     22
                                                              ----    ----
  Combined..................................................  $303    $133
                                                              ----    ----

Mustang Financing

     Prior to their sale in 2003, we had ownership interests in several companies, including a 62 percent equity interest in Noric Holdings I, an 8.2 percent voting interest in Clydesdale Associates, L.P. and a 62 percent effective interest in Noric, L.L.C. (an investment of Noric Holding I), that El Paso formed in 2000 for the purpose of generating funds for El Paso to invest in capital projects and other assets.

     We consolidated Noric Holdings I and reflected the portion we did not own as a minority interest in our balance sheets and in our statements of income. For the years ended December 31, 2003, 2002 and 2001, the minority interest expense was $3 million, $3 million and $4 million. Additionally, as of December 31, 2002, Noric Holdings I had a $36 million long-term note receivable from El Paso which was repaid in 2003.

Dividends

     During 2003, 2002 and 2001, we paid dividends of $1.6 billion, $298 million and $22 million to El Paso, of which $320 million in 2003 were non-cash dividends. These dividends are primarily related to the Red River transactions discussed above and in Note 7.

Acquisitions and Divestitures

     During 2002 and 2003, we acquired and sold properties to various affiliates. For further discussion of these transactions, see Note 3.

                       EL PASO PRODUCTION HOLDING COMPANY

12.  SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter, as restated to reflect the impacts of the restatements as further described in Note 1 is summarized below:

                                                      QUARTERS ENDED
                                   ----------------------------------------------------
                                    MARCH 31     JUNE 30     SEPTEMBER 30
                                   (RESTATED)   (RESTATED)    (RESTATED)    DECEMBER 31   TOTAL
                                   ----------   ----------   ------------   -----------   -----
                                                          (IN MILLIONS)
2003
  Operating revenues............      $303         $234          $199          $159       $895
  Operating income..............       117           72            52            25        266
  Income from continuing
     operations.................        67           32            21            10        130
  Net income....................        68(1)        32            21(1)         10        131

---------------

(1) Restated amounts include the effect of state income taxes of $13 million for the quarter ended March 31, 2003 that were previously recorded in the quarter ended September 30, 2003 related to natural gas and oil properties sold in Oklahoma.

                                                     QUARTERS ENDED
                                     -----------------------------------------------
                                     MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   TOTAL
                                     --------   -------   ------------   -----------   -----
                                                          (IN MILLIONS)
2002 (Restated)
  Operating revenues..............    $ 169      $220         $247          $213       $ 849
  Gain on long-lived assets.......     (211)       --           --            --        (211)
  Operating income................      247        72           82            46         447
  Income from continuing
     operations...................      163        43           61            36         303
  Net income......................      163        43           61            36         303

13.  SUPPLEMENTAL NATURAL GAS AND OIL OPERATIONS (UNAUDITED)

     We are engaged in the exploration for, and the acquisition, development and production of natural gas, oil, condensate and natural gas liquids. We primarily operate in Alabama, Arkansas, Louisiana, New Mexico, Oklahoma, Texas and the Gulf of Mexico. Financial and natural gas and oil reserve information as restated to reflect the impacts of revisions of our natural gas and oil reserves as further described in Note 1 is summarized below.

     Capitalized costs relating to natural gas and oil producing activities and related accumulated depreciation, depletion and amortization were as follows at December 31:

                                                                          2002
                                                               2003    (RESTATED)
                                                              ------   ----------
                                                                 (IN MILLIONS)
Natural gas and oil properties:
  Costs subject to amortization.............................  $7,197     $6,844
  Costs not subject to amortization.........................     252        276
                                                              ------     ------
                                                               7,449      7,120
Less accumulated depreciation, depletion and amortization...   5,141      4,855
                                                              ------     ------
Net capitalized costs(1)....................................  $2,308     $2,265
                                                              ======     ======

---------------

(1) As of January 1, 2003 we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Included in our net capitalized costs at December 31, 2003 are SFAS No. 143 asset values of $47 million. Prior year amounts do not reflect these costs as they were adjusted through a one-time cumulative adjustment which is further discussed in Note 2.

                       EL PASO PRODUCTION HOLDING COMPANY

     Costs incurred in natural gas and oil producing activities, whether capitalized or expensed, were as follows at December 31:

                                                                2002(3)        2001(3)
                                                       2003    (RESTATED)     (RESTATED)
                                                       ----   ------------   ------------
                                                                 (IN MILLIONS)
Property acquisition costs
  Proved properties..................................  $ 37      $  339          $  4
  Unproved properties................................    26          16             7
Exploration costs(1).................................   252         326           153
Development costs(1).................................   398         695           494
                                                       ----      ------          ----
  Total costs expended                                  713       1,376           658
                                                       ----      ------          ----
Plus: Asset retirement obligation costs(2)...........    47          --            --
Less: Actual retirement expenditures.................    (5)         --            --
                                                       ----      ------          ----
  Total costs incurred...............................  $755      $1,376          $658
                                                       ====      ======          ====

---------------

(1) Excludes $76 million that was paid by third parties under net profits interest agreements as described beginning on page 60.

(2) In January 2003 we adopted SFAS No. 143. Prior period presentation was not adjusted as amounts were adjusted through a one-time cumulative adjustment of approximately $1 million, net of taxes, which is further discussed in
    Note 2.

(3) We have reclassified some of our development costs to exploration cost as a result of the restatement of our proved natural gas and oil reserves.

     In our January 1, 2004 reserve report, the amounts estimated to be spent in 2004, 2005 and 2006 to develop our booked proved undeveloped reserves are $221 million, $191 million and $131 million.

     Presented below is an analysis of the capitalized costs of natural gas and oil properties by year of expenditure that are not being amortized as of December 31, 2003, pending determination of proved reserves. Capitalized interest of $10 million for the year ended December 31, 2003 is included in the table below (in millions).

                                           CUMULATIVE    COSTS EXCLUDED FOR    CUMULATIVE
                                            BALANCE         YEARS ENDED         BALANCE
                                          DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                          ------------   ------------------   ------------
                                              2003       2003   2002   2001       2000
                                          ------------   ----   ----   ----   ------------
Acquisition.............................      $107       $ 38   $ 52   $11       $   6
Exploration.............................       115         78     21    14           2
Development.............................        30          2     28    --          --
                                              ----       ----   ----   ---       -----
                                              $252       $118   $101   $25       $   8
                                              ====       ====   ====   ===       =====

     Projects presently excluded from amortization are in various stages of evaluation. The majority of these costs are expected to be included in the amortization calculation in the years 2004 through 2007. Total depreciation, depletion and amortization expense per Mcfe, was $1.68, $1.45, and $1.18 in 2003, 2002, and 2001. In January 2003 we adopted SFAS No. 143, which is further discussed in Note 2. Accretion expense per Mcfe attributable to asset retirement obligations accrued pursuant to SFAS No. 143 was $0.03 in 2003, which is included in our depreciation, depletion and amortization expense.

                       EL PASO PRODUCTION HOLDING COMPANY

     Net quantities of proved developed and undeveloped reserves of natural gas and liquids, including condensate and crude oil, and changes in these reserves at December 31, 2003, are presented below. All of our proved properties and reserves are located in the United States. Information in this table is based on the reserve report dated January 1, 2004, prepared internally by us. Ryder Scott Company and Huddleston & Co., Inc., independent petroleum engineering firms, performed independent reserve estimates for 94 percent and 6 percent of our properties. The total estimate of proved reserves prepared independently by Ryder Scott Company and Huddleston & Co., Inc. was within five percent of our internally prepared estimate for 2003 presented in the table below. The information at December 31, 2003 is consistent with estimates of reserves filed with other federal agencies except for differences of less than five percent resulting from actual production, acquisitions, property sales, necessary reserve revisions and additions to reflect actual experience. Reserve information as of and for the years ended December 31, 2001 and 2002 in the following table has been restated (for a further discussion of our reserve restatement, see Note 1).

                                                              NATURAL GAS   LIQUIDS(1)
                                                                 (BCF)       (MBBLS)
                                                              -----------   ----------
Net proved developed and undeveloped reserves(2)
  January 1, 2001...........................................     1,020        21,977
     Revisions of previous estimates(3).....................       (20)         (629)
     Extensions, discoveries and other......................       437        10,390
     Sales of reserves in place.............................       (28)          (68)
     Production.............................................      (187)       (5,599)
                                                                 -----        ------
  December 31, 2001.........................................     1,222        26,071
     Revisions of previous estimates(3).....................        19         1,428
     Extensions, discoveries and other......................       554         7,620
     Purchases of reserves in place.........................       137            62
     Sales of reserves in place.............................      (171)       (2,676)
     Production.............................................      (215)       (9,628)
                                                                 -----        ------
  December 31, 2002.........................................     1,546        22,877
     Revisions of previous estimates(3).....................         2           431
     Extensions, discoveries and other......................       316         3,119
     Purchases of reserves in place.........................        64           640
     Sales of reserves in place(4)..........................      (300)       (3,912)
     Production.............................................      (191)       (5,719)
                                                                 -----        ------
  December 31, 2003.........................................     1,437        17,436
                                                                 =====        ======
Proved developed reserves
  December 31, 2001.........................................       933        21,580
  December 31, 2002.........................................     1,063        17,014
  December 31, 2003.........................................       926        13,773

---------------

(1) Includes oil, condensate, and natural gas liquids. Our year end 2003 natural gas liquids were 4,828 MBbls.

(2) Net proved reserves exclude royalties and interests owned by others (including net profits interest) and reflects contractual arrangements and royalty obligations in effect at the time of the estimate.

(3) Revisions reflect a number of items such as product price changes and changes in product differentials.

(4) Sales of reserves in place include 17,363 MMcf of natural gas and 779 MBbls of liquids conveyed to third parties under net profits interest agreements as described beginning on page 60.

                       EL PASO PRODUCTION HOLDING COMPANY

     There are considerable uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control, particularly where such reserves are not currently producing or developed. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. As a result, estimates of different engineers often vary. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful exploration and development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2003.

     In 2003, we entered into agreements to sell interests in a maximum of 82 wells to a subsidiary of Lehman Brothers (Lehman) and a wholly-owned subsidiary of Nabors Industries, Ltd. (Nabors). As the wells are developed, these parties will pay 70 percent of the drilling and completion costs in exchange for 70 percent of the net profits of the wells sold. As each well is commenced, these parties receive an overriding royalty interest in the form of a net profits interest in each well, under which they are entitled to receive 70 percent of the aggregate net profits of all wells until they have recovered 117.5 percent of their aggregate investment in the wells. Upon this recovery, the net profits interest will convert to a proportionately reduced 2 percent overriding royalty interest in the wells for the remainder of the wells' productive life. We do not guarantee a return or the recovery of their costs or any return on their investment. All parties to the agreements have the right to cease participation in the agreements at any time. Upon ceasing participation in the agreements, they will continue to receive their net profits interest on wells previously started, but will relinquish their right to participate in any future wells. As of December 31, 2003, we sold interests in 18 wells with proved reserves of 17,363 MMcf of natural gas and 779 MBbls of liquids to them under these agreements. They have paid $76 million of drilling and completion costs and were paid $1 million of the revenues net of negligible operating expenses associated with these wells for the year ended December 31, 2003.

                       EL PASO PRODUCTION HOLDING COMPANY

     Results of operations from producing activities by fiscal year were as follows at December 31:

                                                                 2002            2001
                                                     2003    (RESTATED)(3)   (RESTATED)(3)
                                                     -----   -------------   -------------
                                                                 (IN MILLIONS)
Net Revenues
     Sales to external customers...................  $ 113       $ 119           $  68
     Affiliated sales..............................    732         675             493
                                                     -----       -----           -----
     Total.........................................    845         794             561
Production costs(1)................................   (109)       (108)            (97)
Depreciation, depletion and amortization(2)........   (379)       (396)           (260)
Gain on long-lived assets..........................     --         209              --
                                                     -----       -----           -----
                                                       357         499             204
Income tax expense.................................   (131)       (181)            (73)
                                                     -----       -----           -----
Results of operations from producing activities....  $ 226       $ 318           $ 131
                                                     =====       =====           =====

---------------

(1) Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

(2) In January 2003, we adopted SFAS No. 143, which is further discussed in Note
    2. Our 2003 depreciation, depletion and amortization includes accretion expense for SFAS 143 asset retirement obligations of $7 million.

(3) Amounts restated include net revenues, depreciation, depletion, and amortization expense, gain on long-lived assets and income tax expense.

     The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves at December 31 follows:

                                                                     2002         2001
                                                         2003     (RESTATED)   (RESTATED)
                                                        -------   ----------   ----------
                                                                  (IN MILLIONS)
Future cash inflows(1)................................  $ 8,854    $ 7,728      $ 3,581
Future production costs...............................   (2,058)    (1,744)      (1,055)
Future development costs..............................     (761)      (730)        (450)
Future income tax expenses............................   (1,368)    (1,383)        (270)
                                                        -------    -------      -------
Future net cash flows.................................    4,667      3,871        1,806
10% annual discount for estimated timing of cash
  flows...............................................   (1,696)    (1,442)        (555)
                                                        -------    -------      -------
Standardized measure of discounted future net cash
  flows...............................................  $ 2,971    $ 2,429      $ 1,251
                                                        =======    =======      =======
Standardized measure of discounted future net cash
  flows, including effects of hedging activities......  $ 2,537    $ 2,105      $ 1,406
                                                        =======    =======      =======

---------------

(1) Excludes $739 million and $599 million of future net cash outflows attributable to hedging activities as of December 31, 2003 and 2002 and $290 million of future net cash inflows attributable to hedging activities as of December 31, 2001.

     For the calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using year-end commodity prices, adjusted for transportation and other charges. At December 31, 2003, the prices used were $31.41 per Bbl of oil, $5.81 per Mcf of gas and $27.07 per Bbl of natural gas liquids. We may receive amounts different than the standardized measure of discounted cash flow for a number of reasons, including price changes and the effects of our hedging activities.

     We do not rely upon the standardized measure when making investment and operating decisions. These decisions are based on various factors including probable and proved reserves, different price and cost assumptions, actual economic conditions, capital availability, and corporate investment criteria.

                       EL PASO PRODUCTION HOLDING COMPANY

     The following are the principal sources of change in the standardized measure of discounted future net cash flows (in millions):

                                                                YEARS ENDED DECEMBER 31,(1)
                                                              -------------------------------
                                                                         2002         2001
                                                              2003    (RESTATED)   (RESTATED)
                                                              -----   ----------   ----------
Sales and transfers of natural gas and oil produced net of
  production costs..........................................  $(737)    $ (678)     $  (464)
Net changes in prices and production costs..................    699      1,358       (2,163)
Extensions, discoveries and improved recovery, less related
  costs.....................................................    710      1,037          448
Changes in estimated future development costs...............     (7)       (40)          42
Previously estimated development costs incurred during the
  period....................................................    160        150           28
Revision of previous quantity estimates.....................     11         63          (26)
Accretion of discount.......................................    312        135          328
Net change in income taxes..................................     72       (587)         868
Purchases of reserves in place..............................    168        271           --
Sale of reserves in place...................................   (775)      (368)         (19)
Change in production rates, timing and other................    (71)      (163)        (103)
                                                              -----     ------      -------
  Net change................................................  $ 542     $1,178      $(1,061)
                                                              =====     ======      =======

---------------

(1) This disclosure reflects changes in the standardized measure calculation excluding the effects of hedging activities.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of El Paso Production Holding Company:

     In our opinion, the accompanying consolidated financial statements listed in the Index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of El Paso Production Holding Company and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1, the December 31, 2002 and 2001 consolidated financial statements have been restated to reflect the financial statement impacts of the revisions in the Company's estimates of its proved natural gas and oil reserves, to change the accounting for certain derivatives primarily associated with hedges of the Company's anticipated natural gas production, and to reclassify certain cash flows.

     See Note 2 for a discussion regarding the Company and its parent's liquidity position.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
September 28, 2004

                                  SCHEDULE II

                       EL PASO PRODUCTION HOLDING COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN MILLIONS)

                                                           CHARGED
                                              BALANCE AT   TO COSTS                CHARGED     BALANCE
                                              BEGINNING      AND                   TO OTHER    AT END
                DESCRIPTION                   OF PERIOD    EXPENSES   DEDUCTIONS   ACCOUNTS   OF PERIOD
                -----------                   ----------   --------   ----------   --------   ---------
2003
  Allowance for doubtful accounts...........     $  5        $  2        $ --        $ (1)      $  6
  Legal reserves............................        8          (3)         (1)         --          4
2002
  Allowance for doubtful accounts...........     $  6        $ (1)       $ --        $ --       $  5
  Legal reserves............................        8           1          (1)         --          8
2001
  Allowance for doubtful accounts...........     $  6        $ --        $ --        $ --       $  6
  Legal reserves............................       --           8          --          --          8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     In February 2004, we completed the annual review of our December 31, 2003 natural gas and oil reserve estimates. As a result of this review, we reduced our proved natural gas and oil reserve estimates by approximately 0.9 trillion cubic feet. In May 2004, we announced that, after further review and the completion of an independent investigation into the factors that led to this significant reserve adjustment, we believed that this reserve adjustment related to prior periods and the financial statement amounts derived from these estimates would require a restatement of our prior period financial statements. The results of this independent investigation indicated that, during the period from the beginning of 1999 and into 2003, certain employees used aggressive and, at times, unsupportable methods to book proved reserves. In addition, the investigation concluded that certain employees provided proved reserve estimates that they knew or should have known were incorrect at the time they were reported. In August 2004, we also determined we had not properly accounted for two transactions relating to hedges of our anticipated natural gas production. Consequently, we have restated our historical financial information for the years from 1999 through 2002 and for the first nine months of 2003 to properly reflect the reserve adjustments in historical periods and to correct the accounting for two transactions relating to our natural gas production hedges. This restatement, as well as specific information regarding its impact, is discussed in Item 8, Financial Statements and Supplementary Data, Note 1.

     We have identified deficiencies in our internal controls that did not prevent the overstatement of our natural gas and oil reserves. These deficiencies, which we believe constituted a material weakness in our internal controls over financial reporting, included a weak control environment surrounding the booking of our natural gas and oil reserves, inadequate controls over system access, inadequate documentation of policies and procedures, and ineffective controls to monitor compliance with existing policies and procedures.

     Our management, at the direction of El Paso's Board of Directors, is actively working to improve the control environment and to implement controls and procedures that will ensure the integrity of our reserve booking process. As a first step in that process, individuals have been added to El Paso's Board of Directors and executive management team with extensive experience in the natural gas and oil industry, and with experience in the preparation of natural gas and oil reserve estimates. In addition, we have completed the implementation of the following controls:

     - Formation of an internal committee to provide oversight of the reserve estimation process, which will be staffed with appropriate technical, financial reporting and legal expertise;

     - Continued use of an independent third-party engineering firm that will be selected by and report annually to the Audit Committee of El Paso's Board of Directors with a subsequent report by the Audit Committee to El Paso's full Board of Directors;

     - Formation of a centralized reserve reporting function, staffed primarily with newly hired personnel that have extensive industry experience, that is separated from the operating divisions and reports to our President;

     - Restriction of security access to the reserve system to the centralized reporting staff; and

     - Revisions in our documentation of the procedures and controls for estimating proved reserves.

     We expect to have the following additional controls fully in place by December 31, 2004:

     - Improved training regarding SEC guidelines for booking proved reserves;
       and

     - Enhanced internal audit reviews.

     In a review of the events that led to the inaccurate accounting for two transactions relating to our natural gas production hedges, we identified weaknesses in our controls to monitor factors that could impact our accounting decisions. Additionally, we determined that we did not establish or communicate formal policies or procedures governing the execution of our hedge positions to the relevant people responsible for executing the transactions. Collectively, we believe these deficiencies constituted a material weakness in our internal controls. In the future, we will take steps to ensure that the factors on which we rely are validated and adequately evidenced. In addition, we will, where necessary, formalize policies and procedures to ensure consistent and appropriate execution of transactions. Finally, we will implement monitoring activities, where necessary, to ensure ongoing compliance where factors could change that would impact our accounting conclusions. We believe that all of these remedial actions will be implemented by December 31, 2004.

     During 2003, we initiated a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which will apply to us at December 31, 2005. This project entailed a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, which was substantially concluded by December 2003, we initiated an internal review or "walk-through" of these financial processes by the financial management responsible for those processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We have also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This process involves testing the controls for effectiveness, including a review and inspection of the documentary evidence supporting the operation of the controls on which we are placing reliance.

     As a result of our efforts to ensure compliance with Section 404 of SOX, we have also become aware of deficiencies in our internal controls over financial reporting in other areas. The deficiencies we have identified include inadequate change management and security access to our information systems, lack of segregation of duties related to manual journal entry preparation and procurement activities, lack of formal documentation of policies and procedures, informal evidence to substantiate monitoring activities were adequately performed and untimely preparation and review of volume and account reconciliations. Although we have not formally assessed the materiality of each deficiency identified, we believe that the deficiencies in the aggregate constitute a material weakness in our internal controls.

     We are actively remediating these deficiencies and have already implemented our action plans for the following:

     - Developing and implementing standard information system policies to govern change management and security access to our information systems across the company;

     - Modifying systems and procedures to ensure appropriate segregation of responsibilities for manual journal entry preparation;

     - Formalizing our account reconciliation policy and timely completing all material account reconciliations; and

     - Developing and implementing formal training to educate company personnel on management's responsibilities mandated by SOX Section 404, the components of the internal control framework on which we rely and the relationship to our company values including accountability, stewardship, integrity and excellence.

     We are in the process of implementing the following action plans and expect to have them fully implemented by December 31, 2004:

     - Modifying systems and/or procedures to ensure appropriate segregation of responsibilities for procurement activities;

     - Implementing an account reconciliation tool to facilitate the monitoring of compliance with our account reconciliation policy;

     - Evaluating, formalizing and communicating required policies and procedures;

     - Implementing appropriate monitoring activities to ensure compliance with the company's policies and procedures; and

     - Reviewing the finance and accounting staffing.

     Many of the deficiencies in our internal controls that we have identified are likely the result of significant changes the company has undergone during the past five years as a result of major acquisitions and reorganizations. We currently have company-wide efforts underway to formalize and improve our internal controls and effectively remediate all of the deficiencies described above. We have also performed additional analysis and procedures related to the deficiencies identified and have concluded that the deficiencies have not resulted in any material errors in these financial statements. As we continue our Section 404 compliance efforts, including the testing of the effectiveness of our internal controls, we may identify additional deficiencies in our system of internal controls over financial reporting that either individually or in the aggregate may represent a material weakness requiring additional remediation efforts. We did not make any changes to our internal controls over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, as we discussed above, since December 31, 2003, we have made significant changes to our internal controls.

     We have communicated to El Paso's Audit Committee and to our external auditors the deficiencies identified to date in our internal controls over financial reporting as well as the remediation efforts that we have underway. El Paso's management, with the oversight of its Audit Committee, is committed to effectively remediating known deficiencies as expeditiously as possible and continuing its extensive efforts to comply with Section 404 of SOX by December 31, 2005.

     El Paso undertook, in a separate evaluation under the supervision of its principal executive and principal financial officers, and with the participation of other members of its management, a review of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As a result of the deficiencies and material weaknesses identified above, we concluded that our disclosure controls and procedures were ineffective as of December 31, 2003. To address the deficiencies and material weaknesses described above, we significantly expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure our disclosure controls and procedures were effective over the preparation of these financial statements.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of September 15, 2004, regarding our executive officers and directors. Directors are elected annually by our parent and hold office until their successors are elected and duly qualified. Each executive officer has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office. Information regarding our executive officers may be found in Part I, Item I, Business, and is incorporated herein by reference.

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
Lisa A. Stewart........................   47   Director; President
D. Mark Leland.........................   42   Director; Executive Vice President and
                                                 Chief Financial Officer

     Ms. Stewart has served as our President since February 2004 and as a Director since April 2004. Ms. Stewart was Executive Vice President of Business Development and Exploration and Production Services for Apache Corporation from 1995 to February 2004. From 1984 to 1995, Ms. Stewart worked in various positions for Apache Corporation.

     Mr. Leland has served as our Executive Vice President and Chief Financial Officer since January 2004 and as a Director since April 2004. Mr. Leland served as Chief Operating Officer of GulfTerra from January 2003 to December 2003, as Senior Vice President and Controller of GulfTerra from July 2000 to December 2002 and as Vice President and Controller of GulfTerra from August 1998 to July 2000. Mr. Leland also served as Vice President of El Paso Field Services Company from September 1997 to April 2004. He served as Director of Business Development for El Paso Field Services Company from September 1994 to September 1997. For more than five years prior, Mr. Leland served in various capacities in the finance and accounting functions of El Paso.

     There are no family relationships among any of our executive officers or directors, and, unless described herein, no arrangement or understanding exists between any executive officer and any other person pursuant to which he or she was or is to be selected as an officer or a director.

     We are a wholly-owned direct subsidiary of El Paso and rely on El Paso for certain support services. As a result, we do not have a separate corporate audit committee or audit committee financial expert. Also, we have not adopted a separate code of ethics. However, our executives are subject to El Paso's Code of Business Conduct which is available for your review at El Paso's website, www.elpaso.com.

ITEM 11.  EXECUTIVE COMPENSATION

     Compensation of Executive Officers. This table and narrative text discusses the compensation paid in 2003, 2002 and 2001, as required by SEC rules, for Messrs. Erskine and Bartley who each served as our President (acting as our "Chief Executive Officer") during 2003. We had no other executive officers during 2003. The compensation reflected for each individual was for their services provided in all capacities to El Paso and its subsidiaries including us. This table also identifies the principal capacity in which each of the executives named in this Annual Report on Form 10-K served us during fiscal year 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM COMPENSATION
                                                                            --------------------------------------
                                              ANNUAL COMPENSATION                   AWARDS              PAYOUTS
                                       ----------------------------------   -----------------------   ------------
                                                                            RESTRICTED   SECURITIES    LONG-TERM
                                                             OTHER ANNUAL     STOCK      UNDERLYING    INCENTIVE      ALL OTHER
                                        SALARY     BONUS     COMPENSATION     AWARDS      OPTIONS     PLAN PAYOUTS   COMPENSATION
 NAME AND PRINCIPAL POSITION    YEAR     ($)        ($)         ($)(1)        ($)(2)        (#)           ($)           ($)(3)
 ---------------------------    ----   --------   --------   ------------   ----------   ----------   ------------   ------------
Rodney D. Erskine(4)..........  2003   $517,504   $     --     $    --       $     --           --       $  --        $2,729,685
  Former President              2002   $375,000   $     --     $    --       $     --           --       $  --        $   40,962
                                2001   $321,879   $262,518     $    --       $524,963      183,750       $  --        $  225,927
Randy L. Bartley(4)...........  2003   $332,924   $     --     $    --       $     --           --       $  --        $   12,079
  Former Acting President       2002   $240,000   $ 98,000     $36,000       $     --           --       $  --        $   19,974
  and CEO                       2001   $207,084   $ 98,006     $33,000       $195,987      101,375       $  --        $  161,551

---------------

(1) The amounts in this column for Mr. Bartley in 2002 and 2001 include perquisite and benefit allowances. Except as noted, the total value of the perquisites and other personal benefits received by the other executives named in this Annual Report on Form 10-K in fiscal years 2003, 2002 and 2001 is not included in this column since it was below the Securities and Exchange Commission's reporting threshold.

(2) The amounts in this column reflect the market value of restricted El Paso common stock on the date of grant. The shares of restricted stock were awarded as part of the named executive's 2001 annual bonus and vested four years from the date of grant. At December 31, 2003, Messrs. Erskine and Bartley held a total of 42,316 and 19,598 shares of restricted stock, respectively, having a market value on such date of $346,568 and $160,508, respectively.

(3) The compensation reflected in this column for fiscal year 2003 also includes El Paso's contributions to the El Paso Retirement Savings Plan and a supplemental company match for the Retirement Savings Plan under the El Paso Supplemental Benefits Plan. Specifically, these amounts for fiscal year 2003 were $3,750 and $8,025 for Mr. Erskine; and $6,529 and $5,550 for Mr. Bartley, respectively. In addition, for Mr. Erskine in 2003, the amount reflects a payment in the amount of $2,717,910 in consideration for the release of El Paso and its affiliates from Mr. Erskine's employment agreement with The Coastal Corporation (Coastal).

(4) Messrs. Erskine and Bartley became employees of El Paso Production in February 2001. Accordingly, 2001 information for Messrs. Erskine and Bartley is for the period from February 1, 2001 through December 31, 2001.

EL PASO CORPORATION OPTION EXERCISES AND YEAR-END VALUE TABLE

     This table sets forth information concerning El Paso stock option exercises and the fiscal year-end values of the unexercised stock options, provided on an aggregate basis, for each of the executives named in this Annual Report on Form 10-K.

                      AGGREGATED OPTION EXERCISES IN 2003
                       AND FISCAL YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                              OPTIONS AT              IN-THE-MONEY OPTIONS AT
                         SHARES ACQUIRED    VALUE         FISCAL YEAR-END(#)          FISCAL YEAR-END ($)(1)
                           ON EXERCISE     REALIZED   ---------------------------   ---------------------------
         NAME                  (#)           ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----            ---------------   --------   -----------   -------------   -----------   -------------
Rodney D. Erskine......        --             $--       150,417            --           $--            $--
Randy L. Bartley.......        --             $--        83,038        18,337           $--            $--

---------------

(1) The figures presented in these columns have been calculated based upon the difference between $8.205, the fair market value of El Paso's common stock on December 31, 2003, for each in-the-money stock option, and its exercise price. No cash is realized until the shares received upon exercise of an option are sold. Neither executive named in this Annual Report on Form 10-K had stock appreciation rights that were outstanding on December 31, 2003.

                        EL PASO CORPORATION PENSION PLAN

     El Paso provides pension benefits under a cash balance plan formula that defines participant benefits in terms of a hypothetical account balance. Effective April 1, 2001, an initial account balance was established for each Coastal employee who was a participant in Coastal's primary plan on March 31, 2001 due to the merger of Coastal's primary plan into El Paso's pension plan. Prior to the pension plan merger, Coastal participants received pension benefits under a plan (the "Prior Coastal Plan") that defined monthly benefits based on final average earnings and years of service. The initial account balance was equal to the present value of the Prior Coastal Plan benefit as of March 31, 2001.

     At the end of each calendar quarter, participant account balances are increased by an interest credit based on 5-Year Treasury bond yields, subject to a minimum interest credit of 4% per year, plus a pay credit equal to a percentage of salary and bonus. The pay credit percentage is based on the sum of age plus service at the end of the prior calendar year according to the following schedule:

AGE PLUS SERVICE  PAY CREDIT PERCENTAGE
----------------  ---------------------
  Less than 35             4%
    35 to 49               5%
    50 to 64               6%
  65 and over              7%

     Under El Paso's pension plan and applicable Internal Revenue Code provisions, compensation in excess of $200,000 cannot be taken into account and the maximum payable benefit in 2003 was $160,000. Any excess benefits otherwise accruing under El Paso's pension plan are payable under El Paso's Supplemental Benefits Plan. Participants will receive benefits in the form of a lump sum payment under the Supplemental Benefits Plan unless a valid irrevocable election was made to receive payment in a form other than lump sum prior to June 1, 2004.

     Participants with a Prior Coastal Plan benefit (including Messrs. Erskine and Bartley) are provided pension benefits that equal the greater of the cash balance formula benefit or the Coastal Prior Plan benefit accrued through the date of their termination. The Coastal Prior Plan benefit is computed as follows: [(2% of the participant's average annual earnings during his five years of highest earnings for each year of projected service at age 65 (up to a total of 30 years)) minus (1.5% of estimated social security benefit for each year of projected service at age 65 (up to a total of 33.333 years)] multiplied by credited service at termination divided by projected service at age 65.

     Credited service as of December 31, 2003 is shown in the table below. Amounts reported under Salary and Bonus for each executive named in the Summary Compensation Table approximate earnings as defined under the pension plan.

     Estimated annual benefits payable from the pension plan and El Paso Supplemental Benefits Plan upon retirement at the normal retirement age (age 65) for each named executive is reflected below (based on assumptions that, for each named executive, cash balances are credited with interest at a rate of 4% per annum):

                                                                     PAY CREDIT     ESTIMATED
                                                                     PERCENTAGE      ANNUAL
                NAMED EXECUTIVE                   CREDITED SERVICE   DURING 2003   BENEFITS(1)
                ---------------                   ----------------   -----------   -----------
Rodney Erskine(2)...............................         10              7%          $69,194
Randy Bartley(3)................................         25              7%          $79,519

---------------

(1) Prior Coastal Plan benefit for Messrs. Erskine and Bartley are greater than their projected cash balance benefits at age 65.

(2) The amount reflected for Mr. Erskine is his vested pension benefit amount under both the El Paso Supplemental Benefits Plan and the tax-qualified pension plan as of his termination date of December 31, 2003, payable commencing at age 65.

(3) The amount reflected for Mr. Bartley is his vested pension benefit amount under both the El Paso Supplemental Benefits Plan and the tax-qualified pension plan as of his termination date of February 29, 2004, payable commencing at age 65. Mr. Bartley received his El Paso Supplemental Benefits Plan benefit in a lump sum of $104,512 minus amounts withheld for taxes.

            EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE
        IN CONTROL ARRANGEMENTS AND DIRECTOR INDEMNIFICATION AGREEMENTS

EMPLOYMENT AGREEMENT

  FORMER EMPLOYEES

     Rodney D. Erskine. As part of El Paso's merger with Coastal, Coastal entered into an employment agreement with Mr. Erskine effective January 29, 2001. The employment agreement was for a term of two years. On December 31, 2002, Mr. Erskine entered into an agreement to terminate that employment agreement. Under this termination agreement, both El Paso and its affiliates and Mr. Erskine were released from their obligations under the employment agreement and Mr. Erskine received a lump-sum payment in the amount of approximately $2.7 million in consideration for the release. Pursuant to the termination agreement, if Mr. Erskine voluntarily terminated his employment with El Paso before December 31, 2003, he would have been subject to a noncompetition provision through December 31, 2003. The noncompetition provision did not apply if Mr. Erskine's employment was terminated as a result of a "change in control" or if Mr. Erskine terminated his employment for "good reason." As part of his termination of employment, Mr. Erskine entered into an Agreement and General Release with El Paso effective December 31, 2003 which provided severance benefits due to him under El Paso's severance pay plans in the amount of two times base salary and target bonus.

BENEFIT PLANS

     El Paso Severance Pay Plan. The El Paso Severance Pay Plan is a broad-based employee plan providing severance benefits following a "qualifying termination" for all salaried employees of El Paso and certain of its subsidiaries. The plan also includes an executive supplement, which provides enhanced severance benefits for certain executive officers of El Paso and certain of its subsidiaries, including Mr. Erskine. The enhanced severance benefits available under the supplement include an amount equal to two times the sum of the officer's annual salary, including annual target bonus amounts as specified in the plan. A qualifying termination includes an involuntary termination of the officer as a result of the elimination of the officer's position or a reduction in force and a termination for "good reason" (as defined under the plan). In the event the El Paso Severance Pay Plan is terminated, the executive supplement will continue as a separate plan unless the action terminating the El Paso Severance Pay Plan explicitly terminates the supplement. The executive supplement of the El Paso Severance Pay Plan terminates on January 1, 2005, unless extended. In the event of a "change in control" (as defined in the El Paso Key Executive Severance Protection Plan) of El Paso, participants whose termination of employment entitles them to severance pay under the executive supplement and the El Paso Key Executive Severance Protection Plan will receive severance pay under the El Paso Key Executive Severance Protection Plan, rather than under the executive supplement.

     El Paso Key Executive Severance Protection Plan. This plan, initially adopted in 1992, provides severance benefits following a "change in control" of El Paso for certain officers of El Paso and certain of its subsidiaries, including Messrs. Erskine and Bartley. The benefits of the plan include: (1) an amount equal to three times the participant's annual salary, including maximum bonus amounts as specified in the plan; (2) continuation of life and health insurance for an 18-month period following termination; (3) a supplemental pension payment calculated by adding three years of additional credited pension service; (4) certain additional payments to the terminated employee to cover excise taxes if the payments made under the plan are subject to excise taxes on golden parachute payments; and (5) payment of legal fees and expenses incurred by the employee to enforce any rights or benefits under the plan. Benefits are payable for any termination of employment for a participant in the plan within two years of the date of a change in control of El Paso, except where termination is by reason of death, disability, for cause or instituted by the employee for other than "good reason" (as defined in the plan). A change in control of El Paso occurs if: (i) any person or entity becomes the beneficial owner of 20% or more of El Paso's common stock; (ii) any person or entity (other than El Paso) purchases the common stock by way of a tender or exchange offer;
(iii) El Paso stockholders approve a merger or consolidation, sale or disposition or a plan of liquidation or dissolution of all or substantially all of El Paso's assets; or (iv) if over a two year period a majority of the members of the El Paso Board of Directors at the beginning of the period cease to be directors. A change in control has not occurred if El Paso is involved in a merger, consolidation or sale of assets in which the same stockholders of El Paso before the transaction own 80% of the outstanding common stock after the transaction is complete. This plan generally may be amended or terminated at any time, provided that no amendment or termination may impair participants' rights under the plan or be made following the occurrence of a change in control. This plan is closed to new participants, unless the El Paso Board of Directors determines otherwise.

     El Paso Supplemental Benefits Plan. This plan provides for certain benefits to officers and key management employees of El Paso and its subsidiaries. The benefits include: (1) a credit equal to the amount that a participant did not receive under El Paso's Pension Plan because the Pension Plan does not consider deferred compensation (whether in deferred cash or deferred restricted common stock) for purposes of calculating benefits and eligible compensation is subject to certain Internal Revenue Code limitations; and (2) a credit equal to the amount of El Paso's matching contribution to El Paso's Retirement Savings Plan that cannot be made because of a participant's deferred compensation and Internal Revenue Code limitations. The plan may not be terminated so long as the El Paso Pension Plan and/or El Paso Retirement Savings Plan remain in effect. The management committee of this plan designates who may participate and also administers the plan. Benefits under El Paso's Supplemental Benefits Plan are paid upon termination of employment in a lump-sum payment. In the event of a change in control (as defined under the El Paso Key Executive Severance Protection Plan) of El Paso, the supplemental pension benefits become fully vested and nonforfeitable.

     El Paso Senior Executive Survivor Benefits Plan. This plan provides certain senior executives of El Paso and its subsidiaries who are designated by the plan administrator with survivor benefit coverage in lieu of the coverage provided generally for employees under El Paso's group life insurance plan. The amount of benefits provided, on an after-tax basis, is two and one-half times the executive's annual salary. Benefits are payable in installments over 30 months beginning within 31 days after the executive's death, except that the plan administrator may, in its discretion, accelerate payments.

     El Paso Benefits Protection Trust Agreement. El Paso maintains a trust for the purpose of funding certain of its employee benefit plans (including the El Paso Key Executive Severance Protection Plan). The trust consists of a trustee expense account, which is used to pay the fees and expenses of the trustee, and a benefit account, which is made up of three subaccounts and used to make payments to participants and beneficiaries in the participating plans. The trust is revocable by El Paso at any time before a "threatened change in control" (which is generally defined to include the commencement of actions that would lead to a "change in control" (as defined under the El Paso Key Executive Severance Protection Plan) of El Paso) as to assets held in the trustee expense account, but is not revocable (except as provided below) as to assets held in the benefit account at any time. The trust generally becomes fully irrevocable as to assets held in the trust upon a threatened change in control. The trust is a grantor trust for federal tax purposes, and assets of the trust are subject to claims by El Paso's general creditors in preference to the claims of plan participants and beneficiaries. Upon a threatened change in control, El Paso must deliver $1.5 million in cash to the trustee expense account. Prior to a threatened change in control, El Paso may freely withdraw and substitute the assets held in the benefit account, other than the initially funded amount; however, no such assets may be withdrawn from the benefit account during a threatened change in control period. Any assets contributed to the trust during a threatened change in control period may be withdrawn if the threatened change in control period ends and there has been no threatened change in control. In addition, after a change in control of El Paso occurs, if the trustee determines that the amounts held in the trust are less than "designated percentages" (as defined in the Trust Agreement) with respect to each subaccount in the benefit account, the trustee must make a written demand on El Paso to deliver funds in an amount determined by the trustee sufficient to attain the designed percentages. Following a change in control and if the trustee has not been requested to pay benefits from any subaccount during a "determination period" (as defined in the Trust Agreement), El Paso may make a written request to the trustee to withdraw certain amounts which were allocated to the subaccounts after the change in control occurred. The trust generally may be amended or terminated at any time, provided that no amendment or termination may result, directly or indirectly, in the return of any assets of the benefit account to El Paso prior to the satisfaction of all liabilities under the participating plans (except as described above) and no amendment may be made unless El Paso, in its reasonable discretion, believes that such amendment would have no material adverse effect on the amount of benefits payable under the trust to participants. In addition, no amendment may be made after the occurrence of a change in control which would (i) permit El Paso to withdraw any assets from the trustee expense account, (ii) directly or indirectly reduce or restrict the trustee's rights and duties under the trust, or (iii) permit El Paso to remove the trustee following the date of the change in control.

COMPENSATION PLANS

     El Paso Production Companies Long-Term Incentive Plan. This plan provided for a long-term incentive award in the form of a cash payment to officers and key employees of El Paso Production, including Messrs. Erskine and Bartley at the end of the performance cycle; provided, however, in the event (i) of an initial offering of El Paso Production's common stock to the public or (ii) El Paso Production is spun-off from El Paso during the performance cycle, any awards under the plan are in the form of restricted common stock in El Paso Production or the newly created entity. The amount of any awards under the plan was based on

El Paso Production's performance against a performance peer group. If a "change in control" of El Paso Production occurs, all restrictions placed on awards automatically lapse. A change in control has occurred following an initial public offering if: (i) any person or entity other than El Paso or any of its subsidiaries or affiliates becomes the beneficial owner of 20% or more of El Paso Production's common stock; (ii) any person or entity (other than El Paso Production, El Paso or any of their subsidiaries or affiliates) purchases the common stock by way of a tender or exchange offer, (iii) El Paso Production's stockholders approve a merger or consolidation, sale or disposition or a plan of liquidation or dissolution of all or substantially all of its assets; or (iv) if over a two year period a majority of the members of the El Paso Board of Directors at the beginning of the period cease to be directors. A change in control has not occurred if El Paso Production is involved in a merger, consolidation or sale of assets in which the same stockholders of El Paso Production before the transaction own 80% of the outstanding common stock after the transaction is complete. Notwithstanding the above, (i) a change in control has occurred upon (x) a qualifying change in control of El Paso provided El Paso owns at least 80% of the outstanding common stock of El Paso Production at the time of the qualifying change in control, or (y) El Paso sells or disposes (other than pursuant to a public offering or spin-off of El Paso Production) of all of its shares of El Paso Production and in the event of clause (y) the participant's employment is terminated (other than a termination for cause or a voluntary termination by the participant) within six months of such sale or disposition and (ii) a change in control does not occur upon (x) a public offering of El Paso Production's common stock or (y) any spin-off of El Paso Production. A "qualifying change in control" is any change in control, as defined above, except a change in control that results solely from a change to the Board of Directors of El Paso. This plan was terminated effective December 31, 2003.

     El Paso 2001 Omnibus Incentive Compensation Plan. This plan provides for the grant to officers and key employees of El Paso and its subsidiaries of stock options, stock appreciation rights, limited stock appreciation rights, performance units and restricted stock. A maximum of 6,000,000 shares in the aggregate may be subject to awards under this plan. The plan administrator designates which employees are eligible to participate, the amount of any grant and the terms and conditions (not otherwise specified in the plan) of such grant. If a "change in control" (defined in substantially the same manner as under the Key Executive Severance Protection Plan) of El Paso occurs: (1) all outstanding stock options become fully exercisable; (2) stock appreciation rights and limited stock appreciation rights become immediately exercisable; (3) designated amounts of performance units become fully vested; (4) all restrictions placed on awards of restricted stock automatically lapse; and (5) the current year's target bonus amount becomes payable for each officer participating in the plan within 30 days, assuming target levels of performance were achieved by El Paso and the officer for the year in which the change in control occurs, or the prior year if target levels have not been established for the current year, except that no bonus amounts will become payable in connection with a change in control that results solely from a change to the Board of Directors of El Paso. The plan generally may be amended or terminated at any time. Any amendment following a change in control that impairs participants' rights requires participant consent.

     El Paso 1999 Omnibus Incentive Compensation Plan and 1995 Omnibus Compensation Plan -- Terminated Plans. These plans provided for the grant to eligible officers and key employees of El Paso and its subsidiaries of stock options, stock appreciation rights, limited stock appreciation rights, performance units and restricted stock. These plans have been replaced by the El Paso 2001 Omnibus Incentive Compensation Plan. Although these plans have been terminated with respect to new grants, certain stock options and shares of restricted stock remain outstanding under them. If a "change in control" of El Paso occurs, all outstanding stock options become fully exercisable and restrictions placed on restricted stock lapse. For purposes of the plans, the term "change in control" has substantially the same meaning given such term in the Key Executive Severance Protection Plan.

     El Paso Strategic Stock Plan. This plan is an equity compensation plan that has not been approved by the stockholders. This plan provides for the grant of stock options, stock appreciation rights, limited stock appreciation rights and shares of restricted stock to non-employee members of the Board of Directors, officers and key employees of El Paso and its subsidiaries primarily in connection with El Paso's strategic acquisitions. A maximum of 4,000,000 shares in the aggregate may be subject to awards under this plan. The plan administrator determines which employees are eligible to participate, the amount of any grant and the terms and conditions (not otherwise specified in the plan) of such grant. If a change in control, as defined earlier under the El Paso Key Executive Severance Protection Plan, of El Paso occurs: (1) all outstanding stock options become fully exercisable; (2) stock appreciation rights and limited stock appreciation rights become immediately exercisable; and (3) all restrictions placed on awards of restricted stock automatically lapse. The plan generally may be amended or terminated at any time, provided that no amendment or termination may impair participants' rights under the plan.

     El Paso Omnibus Plan for Management Employees. This plan is an equity compensation plan which has not been approved by the stockholders. This plan provides for the grant of stock options, stock appreciation rights, limited stock appreciation rights and shares of restricted stock to salaried employees (other than employees covered by a collective bargaining agreement) of El Paso and its subsidiaries. A maximum of 58,000,000 shares in the aggregate may be subject to awards under this plan. If a change in control, as defined earlier under the El Paso Key Executive Severance Protection Plan, of El Paso occurs:
(1) all outstanding stock options become fully exercisable; (2) stock appreciation rights and limited stock appreciation rights become immediately exercisable; and (3) all restrictions placed on awards of restricted stock automatically lapse. The plan generally may be amended or terminated at any time, provided that no amendment or termination may impair participants' rights under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     All of the common stock of El Paso Production is owned by El Paso Corporation.

     The following table sets forth, as of August 31, 2004, certain information with respect to the following individuals to the extent they own shares of common stock of El Paso, our parent.

                                                         BENEFICIAL
                                                          OWNERSHIP
                                                         (EXCLUDING      STOCK                PERCENT
TITLE OF CLASS         NAME OF BENEFICIAL OWNER          OPTIONS)(1)   OPTIONS(2)    TOTAL    OF CLASS
--------------         ------------------------          -----------   ----------   -------   --------
Common Stock    Lisa A. Stewart........................    150,925(3)        --     150,925      *
Common Stock    D. Mark Leland.........................     89,727      149,375     239,102      *
Common Stock    Rodney D. Erskine......................    104,854(4)   150,417     255,271      *
Common Stock    Randy L. Bartley.......................         --(5)   101,375     101,375      *
                                                           -------      -------     -------
Common Stock    Directors and executive officers as a
                  group 4 persons total................    345,506      401,167     746,673      *

---------------

 * Less than 1%

(1) The individuals named in the table have sole voting and investment power with respect to shares of El Paso common stock beneficially owned. In addition, some shares of common stock reflected in this column for certain individuals are subject to restrictions.

(2) The directors and executive officers have the right to acquire the shares of common stock reflected in this column within 60 days of August 31, 2004, through the exercise of stock options.

(3) Ms. Stewart's beneficial ownership excludes 216 shares of El Paso common stock owned by her husband, of which Ms. Stewart disclaims any beneficial ownership.

(4) Mr. Erskine's stock ownership is as of November 17, 2003, when Mr. Erskine ceased to be a Section 16 insider.

(5) The number of shares of common stock of El Paso, other than shares Mr. Bartley has the right to acquire through the exercise of stock options, owned by Mr. Bartley is unknown, thus no amount is reflected for Mr. Bartley in this column.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We are currently a wholly owned subsidiary of El Paso. El Paso owns 100% of our outstanding stock and has the right to elect all of our directors. We share office space, personnel, and other administrative services with El Paso. In addition, there are other shared personnel that may include officers who function as both our representative and those of El Paso and its subsidiaries. Some of these shared directors, officers and employees own and are awarded from time to time shares, or options to purchase shares, of El Paso; accordingly, their financial interests may not always be aligned completely with ours.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The audit fees for the years ended December 31, 2003 and 2002 of $450,000 and $325,000 were for professional services rendered by PricewaterhouseCoopers LLP for the audits of our consolidated financial statements.

ALL OTHER FEES

     No other audit-related, tax or other services were provided by our auditors for the years ended December 31, 2003 and 2002.

POLICY FOR APPROVAL OF AUDIT AND NON-AUDIT FEES

     We are a wholly-owned direct subsidiary of El Paso and do not have a separate audit committee. El Paso's Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso's pre-approval policies for audit and non-audit related services, see the El Paso proxy statement once it is filed.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following consolidated financial statements are included in Part II,
Item 8 of this report:

                                                                PAGE
                                                                ----
    Consolidated Statements of Income.........................   31
    Consolidated Balance Sheets...............................   32
    Consolidated Statements of Cash Flows.....................   33
    Consolidated Statements of Stockholder's Equity...........   34
    Consolidated Statements of Comprehensive Income...........   35
    Notes to Consolidated Financial Statements................   36
    Report of Independent Registered Public Accounting Firm...   63
  2. Financial statement schedules and supplementary
    information required to be submitted.
    Schedule II -- Valuation and Qualifying accounts..........   64
    Schedules other than that listed above are omitted because they are not applicable.
  3. Exhibit list.............................................   77

     (B) REPORTS ON FORM 8-K:

          DATE                                    EVENT REPORTED
          ----                                    --------------
     February 2, 2004      Provided an update on Production segment.
     February 17, 2004     El Paso Corporation, our parent company, announced that it had completed its annual review of natural gas and oil
                           reserve estimates. El Paso provided its proved reserve
                           estimate and production update (which included ours).
     March 10, 2004        El Paso Corporation, our parent company, announced that it will delay the release of its fourth quarter 2003 earnings pending the completion of a review of the impact of its
                           recently announced reserve revision.
     May 3, 2004           El Paso Corporation, our parent company, announced findings of an independent review of the Audit Committee of its Board of Directors concerning the revisions to its oil and natural gas reserves (including our reserves).
     May 28, 2004          El Paso Corporation, our parent company, issued a press
                           release providing a progress report on its long-range plan, financial and operational information for the fourth quarter of 2003 and the first quarter of 2004, and an update on the filing of El Paso Corporation and our 2003 Form 10-K and the first quarter 2004 Form 10-Q.
     June 29, 2004         El Paso Corporation, our parent company, provided an update of its strategic plan for its production business, which
                           includes our business.
     July 9, 2004          Announced that we entered into an agreement with the holders of a majority of our 7 3/4% senior notes providing for a
                           waiver of our breach of the covenant to timely file our
                           annual and quarterly reports with the SEC.
     August 10, 2004       Announced that we expect to file our 2003 Form 10-K before the end of the third quarter of 2004.

     We also furnished information to the SEC on Current Reports on Form 8-K under Item 9, Regulation FD. Current Reports on Form 8-K under Item 9 are not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and are not subject to the liabilities of that section, but are filed to provide full disclosure under Regulation FD.

                       EL PASO PRODUCTION HOLDING COMPANY

                                  EXHIBIT LIST

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
   3.A     Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on May 23, 2003
           (Exhibit 3.1 to our Form S-4 filed on June 27, 2003,
           Registration No. 333-106586).
   3.B     By-laws effective as of June 24, 2002 (Exhibit 3.2 to our
           Form S-4 filed on June 27, 2003, Registration No.
           333-106586).
   4.A     Indenture dated as of May 23, 2003 by and between El Paso
           Production Holding Company, the Subsidiary Guarantors named therein and Wilmington Trust Company, as Trustee (Exhibit
           4.1 to our Form S-4 filed on June 27, 2003, Registration No.
           333-106586).
  *4.A.1   First Supplemental Indenture dated January 31, 2004 among El
           Paso Production Holding Company, the Subsidiary Guarantors
           named therein and Wilmington Trust Company, as Trustee.
  *4.A.2   Consent by the Holders (as defined therein) effective July
           26, 2004 Relating to a Proposed Waiver under the Indenture, as Supplemented, Governing El Paso Production Holding
           Company's $1,200,000,000 Aggregate Principal Amount of
           Issued and Outstanding 7 3/4% Senior Notes due 2013.
  *4.A.3   Second Supplemental Indenture dated July 26, 2004 among El
           Paso Production Holding Company, the Subsidiary Guarantors
           named therein and Wilmington Trust Company, as Trustee.
  10.A     ISDA Master Agreement, dated as of January 1, 2001, between
           El Paso Merchant Energy, L.P. and El Paso Production Company
           (Exhibit 10.1 to our Form S-4 filed on June 27, 2003,
           Registration No. 333-106586).
  10.B     Services Agreement, dated as of May 23, 2003, between El
           Paso Energy Service Company and El Paso Production Holding
           Company (Exhibit 10.2 to our Form S-4 filed on June 27,
           2003, Registration No. 333-106586).
  10.C     Services Agreement dated as of May 23, 2003, between El Paso
           Production Oil & Gas Company and El Paso Production Holding
           Company (Exhibit 10.3 to our Form S-4 filed on June 27,
           2003, Registration No. 333-106586).
 +10.D     El Paso Production Companies Long-Term Incentive Plan
           effective as of January 1, 2003 (Exhibit 10.AA to El Paso's
           2003 First Quarter Form 10-Q).
 +10.D.1   Amendment No. 1 to the El Paso Production Companies
           Long-Term Incentive Plan effective as of June 6, 2003
           (Exhibit 10.13 to our Form S-4 filed on June 27, 2003,
           Registration No. 333-106586).
*+10.D.2   Amendment No. 2 to the El Paso Production Companies
           Long-Term Incentive Plan effective as of December 31, 2003.
 +10.E     Termination of Employment Agreement between El Paso CGP
           Company and Rodney D. Erskine effective as of December 16,
           2002 (Exhibit 10.17 to our Form S-4 filed on June 27, 2003,
           Registration No. 333-106586).
  10.F     Federal and State Tax Reimbursement Agreement among El Paso
           Corporation and the Controlled Entities (named therein),
           effective as of May 22, 2003 (Exhibit 10.18 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
  10.G     El Paso Corporation and Consolidated Subsidiaries Accounting
           Policy for the Accrual of U.S. Federal Income Taxes,
           effective as of January 1, 2002 (Exhibit 10.19 to our Form
           S-4 filed on June 27, 2003, Registration No. 333-106586).

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
  10.H     Intercompany State Income Tax Allocation and Payments
           Policy, effective for tax years beginning after January 29,
           2001 (Exhibit 10.20 to our Form S-4 filed on June 27, 2003,
           Registration No. 333-106586).
  10.I     Purchase and Sale Agreement (Red River) by and among El Paso
           Production Company, El Paso Production GOM Inc. and Lehman
           Commercial Paper Inc., dated October 3, 2003 (Exhibit 10.21 to Amendment No. 2 to our Form S-4 filed on November 24,
           2003, Registration No. 333-106586).
  10.J     First Amendment to Purchase and Sale Agreement by and among
           El Paso Production Company, El Paso Production GOM Inc. and
           Lehman Commercial Paper Inc., dated October 6, 2003 (Exhibit
           10.22 to Amendment No. 2 to our Form S-4 filed on November
           24, 2003, Registration No. 333-106586).
  10.K     Purchase and Sale Agreement (Red River) by and among El Paso
           Production Company, El Paso Production GOM Inc. and Ramshorn
           Investments, Inc., dated October 8, 2003 (Exhibit 10.23 to
           Amendment No. 2 to our Form S-4 filed on November 24, 2003,
           Registration No. 333-106586).
  10.L     Purchase Agreement dated as of May 20, 2003, between El Paso
           Production Holding Company, the Subsidiary Guarantors named therein and Credit Suisse First Boston LLC, Citigroup Global
           Markets Inc., Banc of America Securities LLC, Deutsche Bank
           Securities Inc., Lehman Brothers Inc. and Scotia Capital
           (USA) Inc., (collectively, the "Initial Purchasers")
           (Exhibit 1.1 to our Form S-4 filed on June 27, 2003,
           Registration No. 333-106586).
 *21       Subsidiaries of El Paso Production Holding Company.
 *23.A     Consent of Ryder Scott Company.
 *23.B     Consent of Huddleston & Co, Inc.
 *31.A     Certification of Chief Executive Officer pursuant to sec.
           302 of the Sarbanes-Oxley Act of 2002.
 *31.B     Certification of Chief Financial Officer pursuant to sec.
           302 of the Sarbanes-Oxley Act of 2002.
 *32.A     Certification of Chief Executive Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.
 *32.B     Certification of Chief Financial Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.

UNDERTAKING

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso Production Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of September 2004.

                                          EL PASO PRODUCTION HOLDING COMPANY
                                          Registrant

                                          By       /s/ LISA A. STEWART
                                            ------------------------------------
                                                      Lisa A. Stewart
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso Production Holding Company and in the capacities and on the dates indicated:

                    SIGNATURE                                    TITLE                       DATE
                    ---------                                    -----                       ----

               /s/ LISA A. STEWART                       President and Director       September 30, 2004
 ------------------------------------------------    (Principal Executive Officer)
                 Lisa A. Stewart


                /s/ D. MARK LELAND                     Executive Vice President,      September 30, 2004
 ------------------------------------------------     Chief Financial Officer and
                  D. Mark Leland                     Director (Principal Financial
                                                                Officer)


              /s/ GENE T. WAGUESPACK                     Senior Vice President,       September 30, 2004
 ------------------------------------------------       Treasurer and Controller
                Gene T. Waguespack                   (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
   3.A     Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on May 23, 2003
           (Exhibit 3.1 to our Form S-4 filed on June 27, 2003,
           Registration No. 333-106586).
   3.B     By-laws effective as of June 24, 2002 (Exhibit 3.2 to our
           Form S-4 filed on June 27, 2003, Registration No.
           333-106586).
   4.A     Indenture dated as of May 23, 2003 by and between El Paso
           Production Holding Company, the Subsidiary Guarantors named therein and Wilmington Trust Company, as Trustee (Exhibit
           4.1 to our Form S-4 filed on June 27, 2003, Registration No.
           333-106586).
  *4.A.1   First Supplemental Indenture dated January 31, 2004 among El
           Paso Production Holding Company, the Subsidiary Guarantors
           named therein and Wilmington Trust Company, as Trustee.
  *4.A.2   Consent by the Holders (as defined therein) effective July
           26, 2004 Relating to a Proposed Waiver under the Indenture, as Supplemented, Governing El Paso Production Holding
           Company's $1,200,000,000 Aggregate Principal Amount of
           Issued and Outstanding 7 3/4% Senior Notes due 2013.
  *4.A.3   Second Supplemental Indenture dated July 26, 2004 among El
           Paso Production Holding Company, the Subsidiary Guarantors
           named therein and Wilmington Trust Company, as Trustee.
  10.A     ISDA Master Agreement, dated as of January 1, 2001, between
           El Paso Merchant Energy, L.P. and El Paso Production Company
           (Exhibit 10.1 to our Form S-4 filed on June 27, 2003,
           Registration No. 333-106586).
  10.B     Services Agreement, dated as of May 23, 2003, between El
           Paso Energy Service Company and El Paso Production Holding
           Company (Exhibit 10.2 to our Form S-4 filed on June 27,
           2003, Registration No. 333-106586).
  10.C     Services Agreement dated as of May 23, 2003, between El Paso
           Production Oil & Gas Company and El Paso Production Holding
           Company (Exhibit 10.3 to our Form S-4 filed on June 27,
           2003, Registration No. 333-106586).
 +10.D     El Paso Production Companies Long-Term Incentive Plan
           effective as of January 1, 2003 (Exhibit 10.AA to El Paso's
           2003 First Quarter Form 10-Q).
 +10.D.1   Amendment No. 1 to the El Paso Production Companies
           Long-Term Incentive Plan effective as of June 6, 2003
           (Exhibit 10.13 to our Form S-4 filed on June 27, 2003,
           Registration No. 333-106586).
*+10.D.2   Amendment No. 2 to the El Paso Production Companies
           Long-Term Incentive Plan effective as of December 31, 2003.
 +10.E     Termination of Employment Agreement between El Paso CGP
           Company and Rodney D. Erskine effective as of December 16,
           2002 (Exhibit 10.17 to our Form S-4 filed on June 27, 2003,
           Registration No. 333-106586).
  10.F     Federal and State Tax Reimbursement Agreement among El Paso
           Corporation and the Controlled Entities (named therein),
           effective as of May 22, 2003 (Exhibit 10.18 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
  10.G     El Paso Corporation and Consolidated Subsidiaries Accounting
           Policy for the Accrual of U.S. Federal Income Taxes,
           effective as of January 1, 2002 (Exhibit 10.19 to our Form
           S-4 filed on June 27, 2003, Registration No. 333-106586).

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
  10.H     Intercompany State Income Tax Allocation and Payments
           Policy, effective for tax years beginning after January 29,
           2001 (Exhibit 10.20 to our Form S-4 filed on June 27, 2003,
           Registration No. 333-106586).
  10.I     Purchase and Sale Agreement (Red River) by and among El Paso
           Production Company, El Paso Production GOM Inc. and Lehman
           Commercial Paper Inc., dated October 3, 2003 (Exhibit 10.21 to Amendment No. 2 to our Form S-4 filed on November 24,
           2003, Registration No. 333-106586).
  10.J     First Amendment to Purchase and Sale Agreement by and among
           El Paso Production Company, El Paso Production GOM Inc. and
           Lehman Commercial Paper Inc., dated October 6, 2003 (Exhibit
           10.22 to Amendment No. 2 to our Form S-4 filed on November
           24, 2003, Registration No. 333-106586).
  10.K     Purchase and Sale Agreement (Red River) by and among El Paso
           Production Company, El Paso Production GOM Inc. and Ramshorn
           Investments, Inc., dated October 8, 2003 (Exhibit 10.23 to
           Amendment No. 2 to our Form S-4 filed on November 24, 2003,
           Registration No. 333-106586).
  10.L     Purchase Agreement dated as of May 20, 2003, between El Paso
           Production Holding Company, the Subsidiary Guarantors named therein and Credit Suisse First Boston LLC, Citigroup Global
           Markets Inc., Banc of America Securities LLC, Deutsche Bank
           Securities Inc., Lehman Brothers Inc. and Scotia Capital
           (USA) Inc., (collectively, the "Initial Purchasers")
           (Exhibit 1.1 to our Form S-4 filed on June 27, 2003,
           Registration No. 333-106586).
 *21       Subsidiaries of El Paso Production Holding Company.
 *23.A     Consent of Ryder Scott Company.
 *23.B     Consent of Huddleston & Co, Inc.
 *31.A     Certification of Chief Executive Officer pursuant to sec.
           302 of the Sarbanes-Oxley Act of 2002.
 *31.B     Certification of Chief Financial Officer pursuant to sec.
           302 of the Sarbanes-Oxley Act of 2002.
 *32.A     Certification of Chief Executive Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.
 *32.B     Certification of Chief Financial Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.

UNDERTAKING

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.