Form 10-Q
period 2004-03-31
EL PASO PRODUCTION HOLDING CO
filed 2004-10-28
CIK 1239454

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 333-106586

                             ---------------------

                       EL PASO PRODUCTION HOLDING COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      76-0659544
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)



               EL PASO BUILDING
            1001 LOUISIANA STREET                                  77002
                HOUSTON, TEXAS                                   (Zip Code)
   (Address of Principal Executive Offices)

                        Telephone Number: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $1 per share. Shares outstanding on October 28, 2004: 1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       EL PASO PRODUCTION HOLDING COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    9
          Cautionary Statement Regarding Forward-Looking Statements...   15
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   15
Item 4.   Controls and Procedures.....................................   16

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   19
Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds..................................................   19
Item 3.   Defaults Upon Senior Securities.............................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   19
Item 5.   Other Information...........................................   19
Item 6.   Exhibits....................................................   19
          Signatures..................................................   20

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d      = per day
Bbl     = barrels
Bcfe    = billion cubic feet of natural gas equivalents
MBbls   = thousand barrels
Mcf     = thousand cubic feet
Mcfe    = thousand cubic feet of natural gas equivalents
MMcf    = million cubic feet
MMcfe   = million cubic feet of natural gas equivalents

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

    When we refer to "us", "we", "our", "ours", or "El Paso Production", we are describing El Paso Production Holding Company and/or our subsidiaries.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EL PASO PRODUCTION HOLDING COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                          2003
                                                               2004    (RESTATED)
                                                              ------   ----------
Operating revenues..........................................  $  219     $  303
                                                              ------     ------
Operating expenses
  Cost of sales.............................................       9         15
  Operation and maintenance.................................      47         48
  Depreciation, depletion and amortization..................      93        112
  Taxes, other than income taxes............................       6         11
                                                              ------     ------
                                                                 155        186
                                                              ------     ------
Operating income............................................      64        117
Earnings from unconsolidated affiliates.....................      --          9
Affiliated interest income..................................       5          2
Other expense, net..........................................      --         (2)
Interest expense............................................     (18)        (5)
                                                              ------     ------
Income before income taxes..................................      51        121
Income taxes................................................      18         54
                                                              ------     ------
Income from continuing operations...........................      33         67
Cumulative effect of accounting change, net of income
  taxes.....................................................      --          1
                                                              ------     ------
Net income..................................................  $   33     $   68
                                                              ======     ======

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $   125       $   34
  Accounts and notes receivable
    Customer, net of allowance of $6 in 2004 and 2003.......        80           66
    Affiliates..............................................       458          451
    Other...................................................         4            4
  Deferred income taxes.....................................        88           70
  Other.....................................................         8           11
                                                               -------       ------
      Total current assets..................................       763          636
                                                               -------       ------
Property, plant and equipment, at cost
  Natural gas and oil properties
    Proved properties-full cost method......................     7,188        7,074
    Unevaluated costs excluded from amortization............       249          252
  Other.....................................................       126          123
                                                               -------       ------
                                                                 7,563        7,449
  Less accumulated depreciation, depletion and
    amortization............................................     5,231        5,141
                                                               -------       ------
      Total property, plant and equipment, net..............     2,332        2,308
                                                               -------       ------
Other assets
  Notes receivable from affiliates..........................       247          295
  Deferred income taxes.....................................       196          204
  Other.....................................................        35           36
                                                               -------       ------
                                                                   478          535
                                                               -------       ------
      Total assets..........................................   $ 3,573       $3,479
                                                               =======       ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...................................................   $    81       $   63
    Affiliates..............................................        42            7
    Other...................................................        38           79
  Liabilities from price risk management activities.........       223          173
  Income tax payable to affiliate...........................       106          118
  Other.....................................................        57           30
                                                               -------       ------
      Total current liabilities.............................       547          470
                                                               -------       ------
Long-term debt..............................................     1,200        1,200
                                                               -------       ------
Other
  Liabilities from price risk management activities.........       304          270
  Other.....................................................        76           76
                                                               -------       ------
                                                                   380          346
                                                               -------       ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
    authorized and outstanding..............................        --           --
  Additional paid-in capital................................     1,700        1,700
  Retained earnings.........................................        64           31
  Accumulated other comprehensive loss......................      (318)        (268)
                                                               -------       ------
      Total stockholder's equity............................     1,446        1,463
                                                               -------       ------
      Total liabilities and stockholder's equity............   $ 3,573       $3,479
                                                               =======       ======

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                   QUARTER ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                            2003
                                                               2004     (RESTATED)(1)
                                                              -------   -------------
Cash flows from operating activities
  Net income................................................  $    33      $    68
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............       93          112
     Deferred income tax expense (benefit)..................       18         (135)
     Earnings from unconsolidated affiliates................       --           (9)
     Other non-cash income items............................        6           11
     Asset and liability changes............................       36          119
                                                              -------      -------
          Net cash provided by operating activities.........      186          166
                                                              -------      -------
Cash flows from investing activities
  Capital expenditures......................................     (145)        (221)
  Net proceeds from the sale of assets and investments......       --          501
  Change in notes receivable from parent....................       50         (387)
  Change in restricted cash.................................       --          (14)
                                                              -------      -------
          Net cash used in investing activities.............      (95)        (121)
                                                              -------      -------
Cash flows from financing activities
  Net proceeds from the issuance of long-term debt..........       --        1,185
  Dividends to parent.......................................       --       (1,236)
                                                              -------      -------
          Net cash used in financing activities.............       --          (51)
                                                              -------      -------
Change in cash and cash equivalents.........................       91           (6)
Cash and cash equivalents
  Beginning of period.......................................       34          156
                                                              -------      -------
  End of period.............................................  $   125      $   150
                                                              =======      =======

---------------

(1) Cash flows from operating, investing and financing activities have been restated. However, only individual line items in cash flows from operating activities were restated. Overall cash flows were unaffected.

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                          2003
                                                              2004     (RESTATED)
                                                              -----    ----------
Net income..................................................  $  33      $  68
                                                              -----      -----
Net gains (losses) from cash flow hedging activities:
  Unrealized mark-to-market losses arising during period
     (net of income taxes of $49 in 2004 and $73 in 2003)...    (85)      (123)
  Reclassification adjustments for changes in initial value
     to the settlement date (net of income taxes of $21 in
     2004 and $40 in 2003)..................................     35         66
                                                              -----      -----
       Other comprehensive loss.............................    (50)       (57)
                                                              -----      -----
Comprehensive income (loss).................................  $ (17)     $  11
                                                              =====      =====

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS UPDATE

     We are a wholly-owned direct subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2004, and for the quarters ended March 31, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Annual Report on Form 10-K. Our results for the quarter ended March 31, 2003 have been restated to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves and to reclassify our historical statements of cash flows for amounts provided to El Paso under the cash management program. These restatements are further discussed in our 2003 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

  Liquidity Update

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash requirements or surpluses, El Paso provides cash to us or we can provide cash to El Paso subject to limitations in our indenture. We have historically provided cash to El Paso under this program, and as of March 31, 2004, we had a receivable from El Paso of $638 million, of which $391 million is classified as a current asset in our balance sheet. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the entire amount owed to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity and, if demanded, we might still be required to repay affiliated company payables. In addition, based on our current estimates of cash flows, we believe we will seek repayment of a portion of these advances in the next twelve months.

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

     The restatements discussed above have resulted in or will result in a delay in filing our Forms 10-Q for the quarterly periods ended June 30, 2004 and September 30, 2004. Our indenture for our 7.75% senior unsecured notes due June 1, 2013 includes covenants that require us to file financial statements within specified time periods. Non-compliance with such covenants does not constitute an automatic event of default. Instead, the debt is subject to acceleration after any applicable cure periods have lapsed and the indenture trustee or the holders of at least 25 percent of the outstanding principal amount of debt under our indenture provide notice that the principal and accrued interest has been declared due and payable. In July 2004, we entered into an agreement approved by a majority of the holders of our 7.75% senior unsecured notes which provides for a waiver of the breach of our covenant to timely file our financial statements and is effective until

December 31, 2004. In connection with the waiver, we have agreed to modify the covenants under our indenture with respect to affiliated party transactions. In particular, the agreement prohibits certain affiliated party transactions in excess of $100 million if the transactions would have a negative effect on our ratio of debt to proved reserves or our ratio of debt to EBITDA (as defined in the indenture).

2. SIGNIFICANT ACCOUNTING POLICIES

     Our accounting policies are consistent with those discussed in our 2003 Annual Report on Form 10-K.

  Accounting for Asset Retirement Obligations

     On January 1, 2003, we adopted Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. This standard required that we record a liability for retirement and removal costs of long-lived assets used in our business. In the first quarter of 2003, we recorded a charge as a cumulative effect of an accounting change of approximately $1 million, net of income taxes related to its adoption.

  New Accounting Pronouncement Not Yet Adopted

     In September 2004, the SEC issued Staff Accounting Bulletin No. 106. This pronouncement will require companies that use the full cost method for accounting for their oil and gas producing activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. It will also require companies to exclude any future cash outflows associated with settling asset retirement liabilities from their full cost ceiling test calculation. This standard requires that companies disclose the impact of their asset retirement obligations on their oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. We will adopt the provisions of this pronouncement in the fourth quarter of 2004 and are currently evaluating its impact, if any, on our consolidated financial statements.

3. DEBT

     Our restrictive covenants are discussed in our 2003 Annual Report on Form 10-K. For an update of matters that have or could impact these covenants including the restatement of our historical financial statements and associated waivers obtained, see Note 1 of this Quarterly Report on Form 10-Q.

4. COMMITMENTS AND CONTINGENCIES

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

     Will Price (formerly Quinque). A number of El Paso entities, including our subsidiary, El Paso Production Company, are named as defendants in Will Price et al v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied on April 10, 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action petition has since been filed as to the heating content claims. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

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

     Reserve Revisions. In March 2004, El Paso received a subpoena from the SEC requesting documents relating to its December 31, 2003 natural gas and oil reserve revisions. El Paso and its Audit Committee have also received federal grand jury subpoenas for documents regarding these reserve revisions. We are assisting El Paso and its Audit Committee in their efforts to cooperate with the SEC's and the U.S. Attorney's investigations into this matter.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of March 31, 2004, we had approximately $3 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2004, we had no accrual for remediation costs and associated onsite, offsite and groundwater technical studies or for related environmental legal costs.

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

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe no reserves are required at this time.

5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

  Investments in Unconsolidated Affiliates

     Our investment in unconsolidated affiliate was $6 million at March 31, 2004 and December 31, 2003. Our investment consist of our equity ownership interest in Black Warrior Transmission Corporation. We recognized equity earnings of less than $1 million for the quarter ended March 31, 2004. Our 2003 equity earnings of $9 million included income from our investments in Noric L.L.C. and Clydesdale Associates, L.P. We sold our interest in Noric Holdings I in April 2003, which held these investments.

 Related Party Transactions

Affiliate Receivables and Payables

     We sell our natural gas primarily to affiliates of El Paso at spot-market prices. Accounts receivable due from affiliates at March 31, 2004 and December 31, 2003, was $67 million and $58 million. Accounts payable due to affiliates at March 31, 2004 and December 31, 2003 was $42 million and $7 million. These affiliate receivables and payables were created in the normal course of business. Additionally, we recorded a $106 million and $118 million income tax payable to affiliate as of March 31, 2004 and December 31, 2003 for our allocated portion of El Paso's income taxes.

Cash Management Program and Other Affiliate Transactions

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. At March 31, 2004 and December 31, 2003, we had receivables from El Paso of $638 million and $688 million, of which $391 million and $393 million are classified as current notes receivables from affiliates on our balance sheets. We also recognized affiliated interest income of $5 million and $2 million for the quarters ended March 31, 2004 and 2003 on our advances to El Paso under the cash management program.

     We enter into a number of transactions with our affiliates in the ordinary course of conducting our business. The following table shows revenues and charges to/from our affiliates for the quarters ended March 31:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Operating revenues..........................................  $124    $140
Operations and maintenance expenses to affiliates...........    22      33
Operations and maintenance expenses from affiliates.........    24      39

     We are a party to a master hedging contract with El Paso Merchant Energy L.P., (El Paso Merchant Energy), a wholly-owned subsidiary of El Paso. Pursuant to that agreement, we hedge a portion of our natural gas production with El Paso Merchant Energy. Realized gains and losses on these hedges are included in operating revenues.

 Dividends

     During the first quarter of 2003, we paid dividends of $1.4 billion to El Paso, of which $0.2 billion was non-cash. These dividends primarily related to the Red River transaction discussed in our 2003 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with information disclosed in our 2003 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q. As discussed in our 2003 Annual Report on Form 10-K, we restated our historical financial statements to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves, to adjust two transactions related to historical hedges of our natural gas production to their fair market value and to reclassify our historical statements of cash flows for amounts provided to El Paso under the cash management program.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY UPDATE

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

     Under El Paso's cash management program, depending on whether we have short-term requirements or cash surpluses, we either provide cash to El Paso, subject to limitations under our indenture, or El Paso provides cash to us. As of March 31, 2004, we had receivables from El Paso under the cash management program of $638 million, of which $391 million is classified as current assets on our balance sheet. Our ability to continue to rely on cash advances from El Paso can be impacted by restrictive covenants in our indenture, El Paso's credit standing, El Paso's requirements to repay debt and other financing obligations and the cash demands from other parts of its business. In addition, we conduct commercial transactions with some of our affiliates, including conducting hedging activities with, and selling a portion of the natural gas we produce to El Paso Merchant Energy. As of March 31, 2004, we have receivables of approximately $67 million from El Paso affiliates. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program or that our affiliates would pay their obligations to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity and we might still be required to satisfy affiliated company payables if demanded. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness.

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

     The restatements discussed above resulted in or will result in a delay in filing our Forms 10-Q for the quarterly periods ended June 30, 2004 and September 30, 2004. Our indenture for our 7.75% senior unsecured notes due June 1, 2013, includes covenants that require us to file financial statements within specified time periods. Non-compliance with such covenants does not constitute an automatic event of default. Instead, the debt is subject to acceleration after any applicable cure periods have lapsed and the indenture trustee or the holders of at least 25 percent of the outstanding principal amount of debt under our indenture provide notice that the principal and accrued interest has been declared due and payable. In July 2004, we entered into an agreement approved by a majority of the holders of our 7.75% senior unsecured notes which provides for a waiver of the breach of our covenant to timely file our financial statements and is effective until December 31, 2004. In connection with the waiver, we have agreed to modify the covenants under our indenture with respect to affiliated party transactions. In particular, the agreement prohibits certain affiliated party transactions in excess of $100 million if the transactions would have a negative effect on our ratio of debt to proved reserves or our ratio of debt to EBITDA (as defined in the indenture).

     Our cash flows for the quarters ended March 31 were as follows:

                                                                 QUARTER ENDED
                                                              -------------------
                                                               2004       2003
                                                              ------   ----------
                                                                 (IN MILLIONS)
Cash flows from operating activities........................  $  186     $  166
Cash flows from investing activities........................     (95)      (121)
Cash flows from financing activities........................      --        (51)

  Cash Flows from Operating Activities

     Overall, cash generated from our operating activities increased by $20 million from the first quarter of 2003. Decreases in operating cash flows due to lower natural gas and oil production in 2004 as a result of asset sales in 2003 and normal production declines were more than offset by changes in the timing of settlement of operating assets and liabilities quarter over quarter.

  Cash Flows from Investing Activities

     Net cash used in our investing activities was $95 million for the three months ended March 31, 2004. Our investing activities consisted primarily of capital expenditures of $145 million, offset by a partial repayment of $50 million from El Paso for amounts advanced to El Paso under the cash management program.

     Our capital expenditures were $303 million for the first nine months of 2004. Under our current plan, we expect to spend between $400 million and $450 million annually which will be funded through a combination of internally generated funds and, if needed, repayment by El Paso of advances under the cash management program. These capital expenditures will be spent on acquisition, development, and exploration projects.

                               OPERATIONAL UPDATE

     For the first quarter of 2004, our total equivalent production declined approximately 19 Bcfe or 27 percent as compared to the same period in 2003. This decline was caused by asset sales in 2003 primarily in Oklahoma, Texas and offshore Gulf of Mexico and normal production declines. For the first nine months of 2004, our production averaged approximately 470 MMcfe/d; however, for the month of September 2004 daily production averaged approximately 386 MMcfe/d. Our production levels are dependent upon the amount of capital allocated to us, the level of success in our drilling programs and any future asset sales or acquisitions. Based on the finding and development costs experienced in our 2004 drilling program, we expect our unit of production depletion rate to increase from $1.72 per Mcfe during the first quarter 2004 to $1.80 per Mcfe for the second quarter of 2004 and to $1.87 per Mcfe for the third quarter of 2004.

                               PRODUCTION HEDGING

     We primarily conduct our hedging activities with El Paso Merchant Energy through natural gas and oil derivatives on our natural gas and oil production to stabilize cash flows and reduce the risk of downward commodity price movements on our sales. Because this hedging strategy only partially reduces our exposure to downward movements in commodity prices, our reported results of operations, financial position and cash flows can be impacted significantly by movements in commodity prices from period to period. For a further discussion of our hedging program and additional hedges put in place in May 2004, refer to our 2003 Annual Report on Form 10-K.

                             RESULTS OF OPERATIONS

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

     The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for each of the quarters ended March 31:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Operating revenues..........................................  $ 219   $ 303
Operating expenses..........................................   (155)   (186)
                                                              -----   -----
  Operating income..........................................     64     117
Earnings from unconsolidated affiliates.....................     --       9
Other expense, net..........................................     --      (2)
                                                              -----   -----
  EBIT......................................................     64     124
Affiliated interest income..................................      5       2
Interest expense............................................    (18)     (5)
Income taxes................................................    (18)    (54)
                                                              -----   -----
Income from continuing operations...........................     33      67
Cumulative effect of accounting changes, net of income
  taxes.....................................................     --       1
                                                              -----   -----
Net income..................................................  $  33   $  68
                                                              =====   =====

     Below are our operating results and an analysis of these results for the quarters ended March 31:

                                                                2004        2003
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                               VOLUMES AND PRICES)
Operating revenues:
  Natural gas...............................................   $   179     $   248
  Oil, condensate and liquids...............................        40          58
  Other.....................................................        --          (3)
                                                               -------     -------
          Total operating revenues..........................       219         303
Transportation and net product costs........................        (9)        (15)
                                                               -------     -------
          Total operating margin............................       210         288
Operating expenses:
  Depreciation, depletion and amortization..................       (93)       (112)
  Production costs(1).......................................       (23)        (30)
  General and administrative expenses, net of capitalized
     cost...................................................       (19)        (23)
  Taxes, other than production and income taxes.............        (2)         (3)
  Restructuring charges.....................................        (9)         (3)
                                                               -------     -------
          Total operating expenses(2).......................      (146)       (171)
                                                               -------     -------
  Operating income..........................................        64         117
Earnings from unconsolidated affiliates.....................        --           9
Other expense, net..........................................        --          (2)
                                                               -------     -------
EBIT........................................................   $    64     $   124
                                                               =======     =======
Volumes, Prices and Costs per unit:
  Natural gas
     Volumes (MMcf).........................................    40,924      56,787
                                                               =======     =======
     Average realized prices including hedges ($/Mcf)(3)....   $  4.37     $  4.37
                                                               =======     =======
     Average realized prices excluding hedges ($/Mcf)(3)....   $  5.70     $  6.71
                                                               =======     =======
     Average transportation costs ($/Mcf)...................   $  0.16     $  0.20
                                                               =======     =======
  Oil, condensate and liquids
     Volumes (MBbls)........................................     1,511       1,963
                                                               =======     =======
     Average realized prices including hedges ($/Bbl)(3)....   $ 26.88     $ 29.31
                                                               =======     =======
     Average realized prices excluding hedges ($/Bbl)(3)....   $ 26.87     $ 30.81
                                                               =======     =======
     Average transportation costs ($/Bbl)...................   $  1.30     $  1.08
                                                               =======     =======
  Production costs ($/Mcfe)
     Average lease operating costs..........................   $  0.37     $  0.33
     Average production taxes...............................      0.08        0.12
                                                               -------     -------
       Total production costs(1)............................   $  0.45     $  0.45
                                                               =======     =======
  Average general and administrative costs ($/Mcfe).........   $  0.38     $  0.33
                                                               =======     =======
  Unit of production depletion cost ($/Mcfe)................   $  1.72     $  1.58
                                                               =======     =======

---------------

    (1) Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

    (2) Transportation costs are included in operating expenses on our consolidated statements of income.

    (3) Prices are stated before transportation costs.

     EBIT. For the quarter ended March 31, 2004, EBIT was $60 million lower than the same period in 2003. The decrease is due primarily to lower production volumes as a result of asset sales and normal production declines. Partially offsetting these decreases to EBIT were lower operating expenses primarily due to lower depreciation, depletion and amortization.

     Operating Revenues. The following table describes the variance in revenue between the quarters ended March 31, 2004 and 2003 due to: (i) changes in average realized market prices excluding hedges, (ii) changes in production volumes, and (iii) the effects of hedges on our revenues.

                                                                 VARIANCE
                                                  ---------------------------------------
PRODUCTION REVENUE VARIANCE ANALYSIS              PRICES     VOLUMES     HEDGES     TOTAL
------------------------------------              ------     -------     ------     -----
                                                               (IN MILLIONS)
Natural gas.....................................   $(41)      $(106)      $78       $(69)
Oil, condensate and liquids.....................     (6)        (14)        2        (18)
Other...........................................                                       3
                                                   ----       -----       ---       ----
  Total operating revenue variance..............   $(47)      $(120)      $80       $(84)
                                                   ====       =====       ===       ====

     For the quarter ended March 31, 2004, operating revenues were $84 million lower than the same period in 2003 primarily due to lower production volumes. The decline in production volumes was primarily due to the sale of properties in 2003 in Oklahoma, Texas, and offshore Gulf of Mexico as well as normal production declines.

     Average realized natural gas prices for the first quarter of 2004, excluding hedges, were $1.01 per Mcf lower than the same period in 2003, a decrease of 15 percent. However, more than offsetting the decrease in revenues due to lower natural gas prices were $55 million of hedging losses in 2004 as compared to $133 million of hedging losses in 2003 relating to our natural gas hedge positions. We expect to continue to incur hedging losses in 2004 based on current market prices for natural gas relative to the prices at which our natural gas production is hedged.

     Operating Expenses. Total operating expenses were $25 million lower for the first quarter of 2004 as compared to the first quarter of 2003 primarily due to lower depreciation, depletion, and amortization expense, lower production costs, and lower general and administrative expenses. However these lower costs were partially offset by higher restructuring costs.

     Total depreciation, depletion, and amortization expense decreased by $19 million in the first quarter of 2004 as compared to the same period in 2003. Lower production volumes in 2004 due to the asset sales and other production declines discussed above reduced our depreciation, depletion, and amortization expenses by $29 million. Partially offsetting this decrease were higher depletion rates due to higher finding and development costs which contributed an increase of $8 million.

     Production costs decreased by $7 million in the first quarter of 2004 as compared to the same period in 2003 due to a decrease in production taxes resulting from high cost gas well tax credits in the first quarter of 2004 and due to lower commodity prices in 2004 compared to 2003. Production taxes decreased $0.04 per Mcfe in 2004. However, our total production costs per Mcfe remained the same between the first quarter of 2004 and 2003 as average lease operating costs increased $0.04 per Mcfe in 2004 primarily due to lower production volumes discussed above.

     General and administrative expenses decreased $4 million in the first quarter of 2004 as compared to the same period in 2003 primarily due to lower corporate overhead allocations from El Paso, while the increase on a per unit basis was due to lower production volumes.

EARNINGS FROM UNCONSOLIDATED AFFILIATES

     Earnings from unconsolidated affiliates for the quarter ended March 31, 2004, was $9 million lower than the same period in 2003 due to the sale of our interest in April 2003 of Noric Holdings I, which held our investments in Noric L.L.C. and Clydesdale Associates, L.P.

INTEREST EXPENSE

     Interest expense for the quarter ended March 31, 2004, was $13 million higher than the same period in 2003 due to the issuance in May 2003 of $1.2 billion of 7.75% senior unsecured notes.

INCOME TAXES

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2004        2003
                                                              ------      ------
                                                                 (IN MILLIONS
                                                              EXCEPT FOR RATES)
Income taxes................................................    $18         $54
Effective tax rate..........................................     35%         45%

     Our effective tax rate for the quarter ended March 31, 2003 was different than the statutory rate of 35 percent primarily due to state income taxes on the sale of Oklahoma properties.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Note 4, which is incorporated herein by reference.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

     We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning possible or assumed future results of operations. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements. These statements may relate to information or assumptions about:

     - capital and other expenditures;

     - dividends;

     - capital structure;

     - liquidity and cash flow;

     - credit ratings;

     - pending legal proceedings, claims and governmental proceedings, including environmental matters;

     - future economic performance;

     - operating income;

     - management's plans; and

     - goals and objectives for future operations.

     Forward-looking statements are subject to risks and uncertainties. While we believe the assumptions or bases underlying the forward-looking statements are reasonable and are made in good faith, we caution that assumed facts or bases almost always vary from actual results, and these variances can be material, depending upon the circumstances. We cannot assure you that the statements of expectation or belief contained in the forward-looking statements will result or be achieved or accomplished. Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2003 Annual Report on Form 10-K filed with the SEC on September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in our 2003 Annual Report on Form 10-K, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

     During 2003, we initiated a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which will apply to us at December 31, 2005. This project entailed a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, which was substantially concluded by December 2003, we initiated an internal review or "walk-through" of these financial processes by the financial management responsible for those processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This process involves testing the controls for effectiveness, including a review and inspection of the documentary evidence supporting the operation of the controls on which we are placing reliance.

     In September 2004, we completed investigations surrounding matters that gave rise to a restatement of our historical financial statements for the period from 1999 to 2002 and the first nine months of 2003. These investigations identified a number of internal control weaknesses which we reported as material control weaknesses in our Annual Report on Form 10-K.

     The following are the internal control deficiencies identified as a result of our SOX implementation and from the independent reviews that led to the restatements of our historical financial statements, which we have previously disclosed:

     - A weak control environment surrounding the booking of our proved natural gas and oil reserves;

     - Inadequate controls over access to our proved natural gas and oil reserve system;

     - Inadequate documentation of policies and procedures related to booking proved natural gas and oil reserves;

     - Inadequate documentation of accounting conclusions in prior periods related to complex accounting standards;

     - Lack of formal documentation and communication of policies and procedures with respect to accounting matters;

     - Ineffective monitoring activities to ensure compliance with existing policies, procedures and accounting conclusions;

     - Lack of formal evidence to substantiate monitoring activities were adequately performed (e.g. monitoring activities, such as meetings and report reviews, were not always documented in a way to objectively confirm the monitoring activities occurred);

     - Inadequate change management and security access to our information systems (e.g., program developers were allowed to migrate system changes into production, and passwords for some of our applications did not adhere to the corporate policy for effective passwords);

     - Lack of proper segregation of duties related to manual journal entry preparation and procurement activities (e.g., our financial accounting system was not designed to prevent the same person from posting an entry that prepared the entry and a buyer of goods could also receive for the goods); and

     - Untimely preparation and review of volume and account reconciliations.

     We have communicated to El Paso's Audit Committee and to our external auditors the deficiencies identified to date in our internal controls over financial reporting as well as the remediation efforts that we have underway. We are committed to effectively remediating known deficiencies as expeditiously as possible and continue its extensive efforts to comply with Section 404 of SOX by December 31, 2005. Consequently, we have made the following changes to our internal controls:

     - Added members to El Paso's Board of Directors, including its Audit Committee and its executive management team with extensive experience in the natural gas and oil industry;

     - Formed a committee to provide oversight of the proved natural gas and oil reserve estimation process, which is staffed with appropriate technical, financial reporting and legal expertise;

     - Continued use of an independent third-party reserve engineering firm, selected by and reporting annually to the Audit Committee of El Paso's Board of Directors to perform an independent assessment of our proved natural gas and oil reserves;

     - Formed a centralized proved natural gas and oil reserve evaluation and reporting function staffed primarily with newly hired personnel that have extensive industry experience that is separate from the operating divisions and reports to our president;

     - Restricted security access to the proved natural gas and oil reserve system to the centralized reserve reporting staff;

     - Revised our documentation of procedures and controls for estimating proved natural gas and oil reserves;

     - Enhanced internal audit reviews to monitor booking of proved natural gas and oil reserves;

     - Implemented standard information system policies and procedures to enforce change management and segregation of responsibilities when migrating programming changes to production, and strengthened security policies and procedures around passwords for applications and databases;

     - Modified systems and procedures to ensure appropriate segregation of responsibilities for manual journal entry preparation and procurement activities;

     - Formalized our account reconciliation policy and timely completed all material account reconciliations; and

     - Developed and implemented formal training to educate company personnel on management's responsibilities mandated by SOX Section 404, the components of the internal control framework on which we rely and the relationship to our company values including accountability, stewardship, integrity and excellence.

     We are in the process of implementing the following changes to our internal controls and expect to have them implemented by December 31, 2004:

     - Improved training regarding SEC guidelines for booking proved natural gas and oil reserves;

     - Formal communication of procedures for documenting accounting conclusions involving interpretation of complex accounting standards, including identification of critical factors that support the basis for our conclusions;

     - Evaluation, formalization and communication of required policies and procedures;

     - Improved monitoring activities to ensure compliance with policies, procedures and accounting conclusions; and

     - Review of the adequacy, proficiency and training of our finance and accounting staff.

     As we continue our SOX Section 404 compliance efforts, including the testing of the effectiveness of our internal controls, we may identify additional deficiencies in our system of internal controls that either individually or in the aggregate may represent a material weakness requiring additional remediation efforts.

     We did not make any changes to our internal controls over financial reporting during the quarter ended March 31, 2004, that have had a material adverse affect or are reasonably likely to have a material adverse affect on our internal controls over financial reporting. However, we have made significant changes to improve our internal controls during the quarter ended March 31, 2004, and subsequent to that date.

     We also undertook a review of our overall disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     As a result of the deficiencies described above, we concluded that our disclosure controls and procedures were not effective at March 31, 2004. However, to address the deficiencies in our internal controls, we expanded our disclosure controls and procedures to include additional analysis and other post-closing procedures to ensure our disclosure controls and procedures were effective over the preparation of these financial statements. Consequently, we concluded that our disclosure controls and procedures over the preparation of these financial statements were effective.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     a. Exhibits

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

     Undertaking

          We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EL PASO PRODUCTION HOLDING COMPANY

Date: October 28, 2004                            /s/ D. Mark Leland
                                          --------------------------------------
                                                      D. Mark Leland
                                                Executive Vice President,
                                                 Chief Financial Officer
                                                       and Director
                                              (Principal Financial Officer)


Date: October 28, 2004                          /s/ Gene T. Waguespack
                                          --------------------------------------
                                                    Gene T. Waguespack
                                                  Senior Vice President,
                                                 Treasurer and Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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