Form 10-Q
period 2004-06-30
EL PASO PRODUCTION HOLDING CO
filed 2004-11-22
CIK 1239454

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Common stock, par value $1 per share. Shares outstanding on November 19, 2004: 1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       EL PASO PRODUCTION HOLDING COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
          Cautionary Statement Regarding Forward-Looking Statements...   17
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   17
Item 4.   Controls and Procedures.....................................   18

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   21
Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds..................................................   21
Item 3.   Defaults Upon Senior Securities.............................   21
Item 4.   Submission of Matters to a Vote of Security Holders.........   21
Item 5.   Other Information...........................................   21
Item 6.   Exhibits....................................................   21
          Signatures..................................................   22

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EL PASO PRODUCTION HOLDING COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,            JUNE 30,
                                                             -----------------   -----------------
                                                                       2003               (2003
                                                             2004   (RESTATED)   2004   (RESTATED)
                                                             ----   ----------   ----   ----------
Operating revenues.........................................  $193      $234      $412      $537
                                                             ----      ----      ----      ----
Operating expenses
  Cost of sales............................................    12        12        21        27
  Operation and maintenance................................    38        44        85        92
  Depreciation, depletion and amortization.................    79        98       172       210
  Taxes, other than income taxes...........................     4         8        10        19
                                                             ----      ----      ----      ----
                                                              133       162       288       348
                                                             ----      ----      ----      ----
Operating income...........................................    60        72       124       189
Earnings from unconsolidated affiliates....................    --        --        --         9
Affiliated interest income.................................     4         2         9         4
Other expense, net.........................................    --        --        --        (2)
Interest expense...........................................   (21)      (27)      (39)      (32)
                                                             ----      ----      ----      ----
Income before income taxes.................................    43        47        94       168
Income taxes...............................................    16        15        34        69
                                                             ----      ----      ----      ----
Income from continuing operations..........................    27        32        60        99
Cumulative effect of accounting change, net of income
  taxes....................................................    --        --        --         1
                                                             ----      ----      ----      ----
Net income.................................................  $ 27      $ 32      $ 60      $100
                                                             ====      ====      ====      ====

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                       ASSETS
Current assets
  Cash and cash equivalents.................................   $   72       $   34
  Accounts and notes receivable
    Customer, net of allowance of $5 in 2004 and $6 in
     2003...................................................       73           66
    Affiliates..............................................      344          451
    Other...................................................        4            4
  Deferred income taxes.....................................       94           70
  Other.....................................................       14           11
                                                               ------       ------
      Total current assets..................................      601          636
                                                               ------       ------
Property, plant and equipment, at cost
  Natural gas and oil properties
    Proved properties-full cost method......................    7,326        7,074
    Unevaluated costs excluded from amortization............      238          252
  Other.....................................................      127          123
                                                               ------       ------
                                                                7,691        7,449
  Less accumulated depreciation, depletion and
    amortization............................................    5,306        5,141
                                                               ------       ------
      Total property, plant and equipment, net..............    2,385        2,308
                                                               ------       ------
Other assets
  Notes receivable from affiliates..........................      343          295
  Deferred income taxes.....................................      185          204
  Other.....................................................       35           36
                                                               ------       ------
                                                                  563          535
                                                               ------       ------
      Total assets..........................................   $3,549       $3,479
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...................................................   $   68       $   63
    Affiliates..............................................       11            7
    Other...................................................       39           79
  Liabilities from price risk management activities.........      242          173
  Income taxes payable to affiliate.........................      106          118
  Other.....................................................       36           30
                                                               ------       ------
      Total current liabilities.............................      502          470
                                                               ------       ------
Long-term debt..............................................    1,200        1,200
                                                               ------       ------
Other
  Liabilities from price risk management activities.........      311          270
  Other.....................................................       82           76
                                                               ------       ------
                                                                  393          346
                                                               ------       ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
    authorized and outstanding..............................       --           --
  Additional paid-in capital................................    1,700        1,700
  Retained earnings.........................................       91           31
  Accumulated other comprehensive loss......................     (337)        (268)
                                                               ------       ------
      Total stockholder's equity............................    1,454        1,463
                                                               ------       ------
      Total liabilities and stockholder's equity............   $3,549       $3,479
                                                               ======       ======

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                         2003
                                                              2004   (RESTATED)(1)
                                                              ----   -------------
Cash flows from operating activities
  Net income................................................  $ 60      $   100
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............   172          210
     Deferred income tax expense (benefit)..................    35         (130)
     Earnings from unconsolidated affiliates................    --           (9)
     Other non-cash income items............................    --           15
     Asset and liability changes............................   (65)         138
                                                              ----      -------
          Net cash provided by operating activities.........   202          324
                                                              ----      -------
Cash flows from investing activities
  Capital expenditures......................................  (266)        (399)
  Net proceeds from the sale of assets and investments......    --          509
  Change in notes receivable from parent....................   102         (275)
  Change in restricted cash.................................    --            6
                                                              ----      -------
          Net cash used in investing activities.............  (164)        (159)
                                                              ----      -------
Cash flows from financing activities
  Net proceeds from the issuance of long-term debt..........    --        1,169
  Dividends to parent.......................................    --       (1,236)
                                                              ----      -------
          Net cash used in financing activities.............    --          (67)
                                                              ----      -------
Change in cash and cash equivalents.........................    38           98
Cash and cash equivalents
  Beginning of period.......................................    34          156
                                                              ----      -------
  End of period.............................................  $ 72      $   254
                                                              ====      =======

---------------

(1) Cash flows from operating, investing and financing activities have been restated. However, overall cash flows were unaffected.

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED      SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                             -----------------   ------------------
                                                                       2003                 2003
                                                             2004   (RESTATED)   2004    (RESTATED)
                                                             ----   ----------   -----   ----------
Net income.................................................  $ 27     $  32      $  60     $ 100
                                                             ----     -----      -----     -----
Net gains (losses) from cash flow hedging activities:
  Unrealized mark-to-market losses arising during period
     (net of income taxes of $33 and $82 in 2004 and $65
     and $138 in 2003).....................................   (58)     (109)      (143)     (232)
  Reclassification adjustments for changes in initial value
     to the settlement date (net of income taxes of $21 and
     $42 in 2004 and $27 and $67 in 2003)..................    39        42         74       108
                                                             ----     -----      -----     -----
       Other comprehensive loss............................   (19)      (67)       (69)     (124)
                                                             ----     -----      -----     -----
Comprehensive income (loss)................................  $  8     $ (35)     $  (9)    $ (24)
                                                             ====     =====      =====     =====

                            See accompanying notes.

                       EL PASO PRODUCTION HOLDING COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS UPDATE

     We are a wholly-owned direct subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2004, and for the quarters and six months ended June 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Annual Report on Form 10-K. Our results for the quarter and six months ended June 30, 2003 have been restated to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves and to reclassify our historical statements of cash flows for amounts provided to El Paso under its cash management program. These restatements are further discussed in our 2003 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

  Liquidity Update

     El Paso is a significant potential source of liquidity to us, and we participate in its cash management program. Under this program, depending on whether we have short-term cash requirements or surpluses, either El Paso provides cash to us or we provide cash to El Paso, subject to limitations in our indenture. We have historically provided cash to El Paso under this program, and as of June 30, 2004, we had a receivable from El Paso of $586 million, of which $243 million is classified as a current asset in our balance sheet. Over the next twelve months, we expect to use this current amount to fund the payment for affiliated income taxes and fund our capital expenditures in excess of operating cash flows. Our ability to continue to rely on cash advances from El Paso can be impacted by restrictive covenants in our indenture, El Paso's credit standing, El Paso's requirements to repay debt and other financing obligations and the cash demands from other parts of its business. In addition, we conduct commercial transactions with some of our affiliates, including conducting hedging activities with, and selling a portion of the natural gas we produce to El Paso Marketing, L.P., (El Paso Marketing) formerly known as El Paso Merchant Energy L.P., a wholly-owned indirect subsidiary of El Paso. As of June 30, 2004, we have receivables of approximately $101 million from El Paso affiliates. If El Paso were unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program or that our affiliates would pay their obligations to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity and, if demanded, we might still be required to repay affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. In November 2004, Moody's Investor Service changed its outlook on El Paso's and our senior unsecured notes to stable.

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

     The restatements discussed above resulted in a delay in filing our Form 10-Q for the quarterly period ended September 30, 2004. The indenture for our 7.75% senior unsecured notes due June 1, 2013 includes covenants that require us to file financial statements within specified time periods. Non-compliance with such covenants does not constitute an automatic event of default. Instead, the debt is subject to acceleration after any applicable cure periods have lapsed and the indenture trustee or the holders of at least 25 percent of the outstanding principal amount of debt under our indenture provide notice that the principal and accrued interest has been declared due and payable. In July 2004, we entered into an agreement approved by a majority of the holders of our 7.75% senior unsecured notes which provides for a waiver of the breach of our covenant to timely file our financial statements and is effective until December 31, 2004. In connection with the waiver, we agreed to modify the covenants under our indenture with respect to affiliated party transactions. In particular, the agreement prohibits certain affiliated party transactions in excess of $100 million if the transactions would have a negative effect on our ratio of debt to proved reserves or our ratio of debt to EBITDA (as defined in the indenture).

2. SIGNIFICANT ACCOUNTING POLICIES

     Our accounting policies are consistent with those discussed in our 2003 Annual Report on Form 10-K.

  Accounting for Asset Retirement Obligations

     On January 1, 2003, we adopted Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. This standard required that we record a liability for retirement and removal costs of long-lived assets used in our business. In the first quarter of 2003, we recorded a benefit as a cumulative effect of an accounting change of approximately $1 million, net of income taxes related to the adoption of this standard.

  New Accounting Pronouncement Not Yet Adopted

     In September 2004, the SEC issued Staff Accounting Bulletin No. 106. This pronouncement will require companies that use the full cost method of accounting for their oil and gas producing activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. It will also require these companies to exclude future cash outflows associated with settling asset retirement liabilities from their full cost ceiling test calculation. Finally, this standard will require disclosure of the impact of a company's asset retirement obligations on its oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. We will adopt the provisions of this pronouncement in the first quarter of 2005 and are currently evaluating its impact, if any, on our consolidated financial statements.

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

     Will Price (formerly Quinque). A number of El Paso entities, including our subsidiary, El Paso Production Company, are named as defendants in Will Price et al v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action petition has since been filed as to the heating content claims. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Black Warrior Methane. In September 2001, an explosion at the Brookwood Coal Mine #5 in Tuscaloosa, Alabama resulted in 13 fatalities and numerous other injuries. The mine is owned and operated by Jim Walter Resources (JWR). El Paso has no ownership interest in the mine. However, we are a 50 percent stockholder in Black Warrior Methane Corporation (Black Warrior), which was involved in the extraction of methane from the mine, and which is a named defendant in 18 of the lawsuits filed to date. El Paso Production Holding Company is named as defendant in 17 of the cases filed to date. Plaintiffs have asserted a joint venture theory of liability against JWR, Black Warrior and us, alleging that the defendants have breached a duty to properly degasify the mine. We are being defended as an additional insured under Black Warrior's insurance policy. Black Warrior has also asserted that it qualifies as an insured under El Paso's corporate insurance policy. The parties are engaged in discovery.

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

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of June 30, 2004, we had approximately $1 million accrued for all outstanding legal matters.

  Other

     During the third quarter of 2004, we discovered that the supplier of electricity to our Raton field in New Mexico may have underbilled us for electricity usage during the last two years. No claims have been asserted by the electric provider and we are currently reviewing information concerning this matter.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2004, we had no accrual for remediation costs and associated onsite, offsite and groundwater technical studies or for related environmental legal costs.

     Air Permit Violation. In March 2003, the Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order and Notice of Potential Penalty to our subsidiary, El Paso Production Company, alleging that it failed to timely obtain air permits for specified oil and gas facilities.

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

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

  Investments in Unconsolidated Affiliates

     We hold a 50 percent ownership interest in Black Warrior Transmission Corp. (Black Warrior Transmission) and account for this investment using the equity method of accounting. Our investment in this affiliate was $6 million at June 30, 2004 and December 31, 2003. We recognized equity earnings of less than $1 million for the quarters and six months ended June 30, 2004 and 2003 from our investment in Black Warrior Transmission. Included in our equity earnings for the six months ended June 30, 2003, were equity earnings of $9 million from our investments in Noric L.L.C. and Clydesdale Associates, L.P. In April 2003, we sold our interest in Noric Holdings I, which held these investments.

 Related Party Transactions

     Affiliate Receivables and Payables. We sell our natural gas primarily to affiliates of El Paso at spot-market prices. Receivables due from affiliates at June 30, 2004 and December 31, 2003, were $101 million and $58 million. Payables due to affiliates at June 30, 2004 and December 31, 2003 were $11 million and $7 million. These affiliate receivables and payables were created in the normal course of business. Additionally, we recorded $106 million and $118 million income taxes payable to an affiliate at June 30, 2004 and December 31, 2003 for our allocated portion of El Paso's income taxes.

     Cash Management Program. We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. At June 30, 2004 and December 31, 2003, we had receivables from El Paso of $586 million and $688 million, of which $243 million and $393 million are classified as current notes receivables from affiliates on our balance sheets.

     Affiliate Revenues and Expenses. We enter into a number of transactions with our affiliates in the ordinary course of conducting our business. The following table shows revenues and charges to/from our affiliates for the periods ended June 30:

                                                                              SIX MONTHS
                                                              QUARTER ENDED      ENDED
                                                                JUNE 30,       JUNE 30,
                                                              -------------   -----------
                                                              2004    2003    2004   2003
                                                              -----   -----   ----   ----
                                                                     (IN MILLIONS)
Operating revenues..........................................  $103    $278    $227   $418
Operations and maintenance expenses from affiliates.........    26      39      50     78
Reimbursements of operating expenses charged to
  affiliates................................................    24      34      46     67

     We are a party to a master hedging contract with El Paso Marketing. Pursuant to that agreement, we hedge a portion of our natural gas production with El Paso Marketing. Realized gains and losses on these hedges are included in operating revenues.

     During the quarter and six months ended June 30, 2003, we recorded interest expense of $17 million and $23 million to El Paso related to the Red River refinancing transactions discussed in our 2003 Annual Report on Form 10-K.

     Dividends. During the six months ended June 30, 2003, we paid dividends of $1.4 billion to El Paso, of which $0.2 billion was non-cash. These dividends primarily related to the Red River refinancing transactions discussed in our 2003 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with information disclosed in our 2003 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q. As discussed in our 2003 Annual Report on Form 10-K, we restated our historical financial statements to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves, to adjust two transactions related to historical hedges of our natural gas production to their fair market value and to reclassify our historical statements of cash flows for amounts provided to El Paso under its cash management program.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY UPDATE

     We rely on cash generated from our internal operations and advances from El Paso through its cash management program as our primary sources of liquidity. We have also relied on proceeds from asset sales and capital contributions from El Paso. We expect that our future funding for working capital needs, capital expenditures, dividends and debt service will continue to be provided from some or all of these sources. Each of these sources are impacted by factors that influence the overall amount of cash generated by us and the capital available to us. For example, cash generated by our business operations may be impacted by changes in commodity prices or demands for our commodities or services due to weather patterns, competition from other providers or alternative energy sources. Liquidity generated by future asset sales may depend on the overall economic conditions of the industry served by these assets, the condition and location of these assets and the number of interested buyers.

     Under El Paso's cash management program, depending on whether we have short-term cash requirements or surpluses, either El Paso provides cash to us or we provide cash to El Paso, subject to limitations in our indenture. As of June 30, 2004, we had receivables from El Paso under the cash management program of $586 million, of which $243 million is classified as current assets on our balance sheet. Over the next twelve months, we expect to use this current amount to fund the payment for affiliated income taxes and fund our capital expenditures in excess of operating cash flows. Our ability to continue to rely on cash advances from El Paso can be impacted by restrictive covenants in our indenture, El Paso's credit standing, El Paso's requirements to repay debt and other financing obligations and the cash demands from other parts of its business. In addition, we conduct commercial transactions with some of our affiliates, including conducting hedging activities with, and selling a portion of the natural gas we produce to El Paso Marketing. As of June 30, 2004, we have receivables of approximately $101 million from El Paso affiliates. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program or that our affiliates would pay their obligations to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity and, if demanded, we might still be required to repay affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. In November 2004, Moody's Investor Service changed its outlook on El Paso's and our senior unsecured notes to stable.

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

     We believe we will generate sufficient funds through our operations, asset sales and repayments by El Paso of advances under its cash management program to meet all of our cash needs as discussed below.

     The restatements discussed above resulted in a delay in filing our Form 10-Q for the quarterly period ended September 30, 2004. The indenture for our 7.75% senior unsecured notes due June 1, 2013, includes covenants that require us to file financial statements within specified time periods. Non-compliance with such covenants does not constitute an automatic event of default. Instead, the debt is subject to acceleration after any applicable cure periods have lapsed and the indenture trustee or the holders of at least 25 percent of the outstanding principal amount of debt under our indenture provide notice that the principal and accrued interest has been declared due and payable. In July 2004, we entered into an agreement approved by a majority of the holders of our 7.75% senior unsecured notes which provides for a waiver of the breach of our covenant to timely file our financial statements and is effective until December 31, 2004. In connection with the waiver, we agreed to modify the covenants under our indenture with respect to affiliated party transactions. In particular, the agreement prohibits certain affiliated party transactions in excess of $100 million if the transactions would have a negative effect on our ratio of debt to proved reserves or our ratio of debt to EBITDA (as defined in the indenture).

     Our cash flows for the six months ended June 30 were as follows:

                                                              2004      2003
                                                              -----     -----
                                                               (IN MILLIONS)
Cash flows from operating activities........................  $ 202     $ 324
Cash flows from investing activities........................   (164)     (159)
Cash flows from financing activities........................     --       (67)

  Cash Flows from Operating Activities

     Overall, cash generated from our operating activities during the six months ended June 30, 2004 decreased by $122 million from the same period of 2003. Decreases in operating cash flows were due to lower natural gas and oil production in 2004 as a result of asset sales in 2003 and normal production declines as well as changes in the timing of settlement of operating assets and liabilities period over period.

  Cash Flows from Investing Activities

     Net cash used in our investing activities was $164 million for the six months ended June 30, 2004. Our investing activities consisted primarily of capital expenditures of $266 million, offset by a $102 million collection of note receivables from El Paso under its cash management program.

     Our capital expenditures were $303 million for the first nine months of 2004. Under our current plan, we expect to spend between $400 million and $450 million annually which will be funded through a combination of internally generated funds and, if needed, repayment by El Paso of advances under its cash management program. These capital expenditures will be spent on acquisition, development, and exploration projects.

                               OPERATIONAL UPDATE

     For the six months ended June 30, 2004, our total equivalent production declined approximately 38 Bcfe or 30 percent as compared to the same period in 2003. This decline was caused by asset sales in 2003 primarily in Oklahoma, Texas and offshore Gulf of Mexico and normal production declines. Through October 31, 2004, our production averaged approximately 464 MMcfe/d. However, for the month of October 2004 daily production averaged approximately 403 MMcfe/d. Our September and October production levels were affected by hurricanes in the Gulf of Mexico and, to a lesser extent, we believe these impacts will continue through the first quarter of 2005. Our future production levels are dependent upon the amount of capital allocated to us, the level of success in our drilling programs and future asset sales or acquisitions. Based on the results to date of our 2004 drilling program, our unit of production depletion rate was $1.80 per Mcfe for the second quarter of 2004 and we expect our unit of production rate to be $1.87 per Mcfe for the third and fourth quarters of 2004.

                               PRODUCTION HEDGING

     We primarily conduct our hedging activities with El Paso Marketing through natural gas and oil derivatives on our natural gas and oil production to stabilize cash flows and reduce the risk of downward commodity price movements on our sales. Because this hedging strategy only partially reduces our exposure to downward movements in commodity prices, our reported results of operations, financial position and cash flows can be impacted significantly by movements in commodity prices from period to period. For a further discussion of our hedging program and additional hedges put in place in May 2004, refer to our 2003 Annual Report on Form 10-K.

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

     The following is a reconciliation of EBIT to net income for the periods ended June 30:

                                                              QUARTER ENDED   SIX MONTHS ENDED
                                                                JUNE 30,          JUNE 30,
                                                              -------------   ----------------
                                                              2004    2003     2004      2003
                                                              -----   -----   ------    ------
                                                                       (IN MILLIONS)
Operating revenues..........................................  $ 193   $ 234   $ 412     $ 537
Operating expenses..........................................   (133)   (162)   (288)     (348)
                                                              -----   -----   -----     -----
  Operating income..........................................     60      72     124       189
Earnings from unconsolidated affiliates.....................     --      --      --         9
Other expense, net..........................................     --      --      --        (2)
                                                              -----   -----   -----     -----
  EBIT......................................................     60      72     124       196
Affiliated interest income..................................      4       2       9         4
Interest expense............................................    (21)    (27)    (39)      (32)
Income taxes................................................    (16)    (15)    (34)      (69)
                                                              -----   -----   -----     -----
Income from continuing operations...........................     27      32      60        99
Cumulative effect of accounting changes, net of income
  taxes.....................................................     --      --      --         1
                                                              -----   -----   -----     -----
Net income..................................................  $  27   $  32   $  60     $ 100
                                                              =====   =====   =====     =====

     Below are our operating results and an analysis of these results for the periods ended June 30:

                                                                QUARTER ENDED        SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                             -------------------   --------------------
                                                               2004       2003       2004       2003
                                                             --------   --------   --------   ---------
                                                              (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Operating revenues:
  Natural gas..............................................   $  161     $  196     $  340     $   444
  Oil, condensate and liquids..............................       31         36         71          94
  Other....................................................        1          2          1          (1)
                                                              ------     ------     ------     -------
          Total operating revenues.........................      193        234        412         537
Transportation and net product costs.......................      (12)       (12)       (21)        (27)
                                                              ------     ------     ------     -------
          Total operating margin...........................      181        222        391         510
Operating expenses:
  Depreciation, depletion and amortization.................      (79)       (98)      (172)       (210)
  Production costs(1)......................................      (21)       (23)       (44)        (53)
  General and administrative expenses, net of capitalized
     cost..................................................      (18)       (26)       (37)        (49)
  Taxes, other than production and income taxes............       (1)        (2)        (3)         (5)
  Restructuring charges....................................       (2)        (1)       (11)         (4)
                                                              ------     ------     ------     -------
          Total operating expenses(2)......................     (121)      (150)      (267)       (321)
                                                              ------     ------     ------     -------
  Operating income.........................................       60         72        124         189
Earnings from unconsolidated affiliates....................       --         --         --           9
Other expense, net.........................................       --         --         --          (2)
                                                              ------     ------     ------     -------
EBIT.......................................................   $   60     $   72     $  124     $   196
                                                              ======     ======     ======     =======
Volumes, Prices and Costs per unit:
  Natural gas
     Volumes (MMcf)........................................   35,436     52,240     76,360     109,027
                                                              ======     ======     ======     =======
     Average realized prices, including hedges
       ($/Mcf)(3)..........................................   $ 4.53     $ 3.75     $ 4.44     $  4.07
                                                              ======     ======     ======     =======
     Average realized prices, excluding hedges
       ($/Mcf)(3)..........................................   $ 5.93     $ 5.42     $ 5.80     $  6.09
                                                              ======     ======     ======     =======
     Average transportation costs ($/Mcf)..................   $ 0.21     $ 0.20     $ 0.18     $  0.20
                                                              ======     ======     ======     =======
  Oil, condensate and liquids
     Volumes (MBbls).......................................      875      1,376      2,386       3,339
                                                              ======     ======     ======     =======
     Average realized prices, including hedges
       ($/Bbl)(3)..........................................   $35.26     $26.96     $29.95     $ 28.34
                                                              ======     ======     ======     =======
     Average realized prices, excluding hedges
       ($/Bbl)(3)..........................................   $35.26     $28.31     $29.95     $ 29.78
                                                              ======     ======     ======     =======
     Average transportation costs ($/Bbl)..................   $ 1.89     $ 1.15     $ 1.52     $  1.11
                                                              ======     ======     ======     =======
  Production costs ($/Mcfe)
     Average lease operating costs.........................   $ 0.45     $ 0.29     $ 0.41     $  0.31
     Average production taxes..............................     0.07       0.10       0.07        0.10
                                                              ------     ------     ------     -------
       Total production costs(1)...........................   $ 0.52     $ 0.39     $ 0.48     $  0.41
                                                              ======     ======     ======     =======
  Average general and administrative costs ($/Mcfe)........   $ 0.43     $ 0.43     $ 0.40     $  0.38
                                                              ======     ======     ======     =======
  Unit of production depletion cost ($/Mcfe)...............   $ 1.80     $ 1.55     $ 1.76     $  1.56
                                                              ======     ======     ======     =======

---------------

(1) Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

(2) Transportation costs are included in operating expenses on our consolidated statements of income.

(3) Prices are stated before transportation costs.

Second Quarter 2004 Compared to Second Quarter 2003

     EBIT. For the quarter ended June 30, 2004, EBIT was $12 million lower than the same period in 2003. The decrease is due primarily to lower production volumes as a result of normal production declines. Partially offsetting these decreases to EBIT were lower operating expenses primarily due to lower depreciation, depletion and amortization expense.

     Operating Revenues. The following table describes the variance in revenue between the quarters ended June 30, 2004 and 2003 due to: (i) changes in average realized market prices, excluding hedges, (ii) changes in production volumes, and (iii) the effects of hedges on our revenues.

                                                                         VARIANCE
                                                          ---------------------------------------
PRODUCTION REVENUE VARIANCE ANALYSIS                      PRICES     VOLUMES     HEDGES     TOTAL
------------------------------------                      ------     -------     ------     -----
                                                                       (IN MILLIONS)
Natural gas.............................................   $18        $ (91)      $38       $(35)
Oil, condensate and liquids.............................     7          (14)        2         (5)
                                                           ---        -----       ---       ----
                                                           $25        $(105)      $40        (40)
                                                           ===        =====       ===
Other...................................................                                      (1)
                                                                                            ----
  Total operating revenue variance.....................................................     $(41)
                                                                                            ====

     For the quarter ended June 30, 2004, operating revenues were $41 million lower than the same period in 2003 primarily due to lower production volumes, partially offset by higher natural gas and oil prices and a decrease in hedging losses. The decline in production volumes was primarily due to normal production declines, particularly in our offshore and south Texas regions.

     Average realized natural gas prices for the second quarter of 2004, excluding hedges, were $0.51 per Mcf higher than the same period in 2003, an increase of nine percent. In addition, hedging losses relating to our natural gas hedge positions decreased from $87 million in 2003 to $49 million in 2004. We expect to continue to incur hedging losses in 2004 based on current market prices for natural gas relative to the prices at which our natural gas production is hedged.

     Operating Expenses. Total operating expenses were $29 million lower for the second quarter of 2004 as compared to the second quarter of 2003, primarily due to lower depreciation, depletion, and amortization expenses, lower production costs, and lower general and administrative expenses. We expect to incur additional costs in the fourth quarter of 2004 related to the relocation of our offices in Houston, Texas.

     Total depreciation, depletion, and amortization expenses decreased by $19 million in the second quarter of 2004 as compared to the same period in 2003. Lower production volumes in 2004 due to normal production declines reduced our depreciation, depletion, and amortization expenses by $31 million. Partially offsetting this decrease were higher depletion rates due to higher finding and development costs which contributed an increase of $10 million.

     Production costs decreased by $2 million in the second quarter of 2004 as compared to the same period in 2003, primarily due to a decrease in production taxes resulting from lower production volumes and high cost gas well tax credits in 2004. Our lease operating costs were approximately the same for each quarter. On a per unit basis, production taxes decreased by $0.03 per Mcfe. However, our total production cost per Mcfe increased $0.13 per Mcfe in the second quarter of 2004 compared to 2003 as average lease operating costs increased $0.16 per Mcfe in 2004 primarily due to the lower production volumes discussed above.

     General and administrative expenses decreased $8 million in the second quarter of 2004 as compared to the same period in 2003, primarily due to lower corporate overhead allocations from El Paso. On a per unit basis, costs remained the same. For the remainder of 2004, we will experience higher overhead allocations from El Paso.

Six Months Ended 2004 Compared to Six Months Ended 2003

     EBIT. For the six months ended June 30, 2004, EBIT was $72 million lower than the same period in 2003. The decrease is due primarily to lower production volumes as a result of asset sales and normal production declines. Partially offsetting these decreases to EBIT were lower operating expenses, primarily due to lower depreciation, depletion and amortization expense.

     Operating Revenues. The following table describes the variance in revenue between the six months ended June 30, 2004 and 2003 due to: (i) changes in average realized market prices, excluding hedges, (ii) changes in production volumes, and (iii) the effects of hedges on our revenues.

                                                                        VARIANCE
                                                         ---------------------------------------
PRODUCTION REVENUE VARIANCE ANALYSIS                     PRICES     VOLUMES     HEDGES     TOTAL
------------------------------------                     ------     -------     ------     -----
                                                                      (IN MILLIONS)
Natural gas............................................   $(21)      $(199)      $116      $(104)
Oil, condensate and liquids............................      1         (29)         5        (23)
                                                          ----       -----       ----      -----
                                                          $(20)      $(228)      $121       (127)
                                                          ====       =====       ====
Other..................................................                                        2
                                                                                           -----
  Total operating revenue variance....................................................     $(125)
                                                                                           =====

     For the six months ended June 30, 2004, operating revenues were $125 million lower than the same period in 2003 primarily due to lower production volumes and lower natural gas prices, partially offset by a decrease in hedging losses. The decline in production volumes was primarily due to the sale of properties in 2003 in Oklahoma, Texas, and offshore Gulf of Mexico as well as normal production declines, particularly in our offshore and south Texas regions.

     Average realized natural gas prices for the six months ended June 30, 2004, excluding hedges, were $0.29 per Mcf lower than the same period in 2003, a decrease of five percent. However, more than offsetting the decrease in revenues due to lower natural gas prices were $104 million of hedging losses in 2004 as compared to $220 million in 2003 relating to our natural gas hedge positions. We expect to continue to incur hedging losses in 2004 based on current market prices for natural gas relative to the prices at which our natural gas production is hedged.

     Operating Expenses. Total operating expenses were $54 million lower for the first six months of 2004 as compared to the first six months of 2003, primarily due to lower depreciation, depletion, and amortization expenses, lower production costs, and lower general and administrative expenses. However, these lower costs were partially offset by higher restructuring costs in 2004, related primarily to employee severance costs. We expect to incur additional costs in the fourth quarter of 2004 related to the relocation of our offices in Houston, Texas.

     Total depreciation, depletion, and amortization expenses decreased by $38 million for the first six months of 2004 as compared to the same period in 2003. Lower production volumes in 2004 due to asset sales and other production declines discussed above reduced our depreciation, depletion, and amortization expenses by $60 million. Partially offsetting this decrease were higher depletion rates due to higher finding and development costs which contributed an increase of $18 million.

     Production costs decreased by $9 million for the first six months of 2004 as compared to the same period in 2003, primarily due to a decrease in production taxes resulting from lower production volumes and high cost gas well tax credits in 2004. Our lease operating costs were approximately the same in each period. On a per unit basis, production taxes decreased by $0.03 per Mcfe. However, our total production costs per Mcfe increased by $0.07 per Mcfe for the first six months of 2004 as compared to 2003 as average lease operating costs increased $0.10 per Mcfe due to the lower production volumes discussed above.

     General and administrative expenses decreased $12 million for the first six months of 2004 as compared to the same period in 2003, primarily due to lower corporate overhead allocations from El Paso. The increase on a per unit basis was due to lower production volumes. For the remainder of 2004, we will experience higher overhead allocations from El Paso.

EARNINGS FROM UNCONSOLIDATED AFFILIATES

     Earnings from unconsolidated affiliates for the six months ended June 30, 2004, were $9 million lower than the same period in 2003 due to the sale of our interest in April 2003 of Noric Holdings I, which held our investments in Noric L.L.C. and Clydesdale Associates, L.P.

AFFILIATED INTEREST INCOME

     Affiliated interest income for the quarter ended June 30, 2004, was $2 million higher than the same period in 2003 due to higher interest rates on average advances to El Paso under its cash management program, offset by lower average balances of these advances. The average advance balance for the second quarter of 2003 was $659 million and decreased to $612 million during the same period in 2004. The average short-term interest rate for the second quarter increased from 1.3% in 2003 to 2.3% during the same period in 2004.

     Affiliated interest income for the six months ended June 30, 2004, was $5 million higher than the same period in 2003 due to higher interest rates and higher average advances to El Paso under its cash management program. The average advance balance of $511 million for the six months of 2003 increased to $637 million in 2004. The average short-term interest rate increased from 1.4% in 2003 to 2.5% in 2004.

INTEREST EXPENSE

     Interest expense for the quarter ended June 30, 2004, was $6 million lower than the same period in 2003. For the majority of the second quarter of 2003, we recorded interest at an effective rate of 9.75%. In May 2003, this debt was refinanced with notes having a rate of 7.75%. As a result, interest expense in the second quarter of 2004 was at a rate of 7.75% versus a rate of 9.75% in the same period of 2003.

     Interest expense for the six months ended June 30, 2004, was $7 million higher than the same period in 2003. Prior to March 2003, we had no debt outstanding. For the six months ended June 30, 2004, we had outstanding debt for the entire period. As a result, interest expense for the six months ended June 30, 2004 was higher than the same period of 2003. However, partially offsetting this higher interest expense was the effect of the refinancing discussed above.

INCOME TAXES

                                                           QUARTER ENDED      SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                         -----------------    -----------------
                                                         2004         2003    2004         2003
                                                         ----         ----    ----         ----
                                                             (IN MILLIONS EXCEPT FOR RATES)
Income taxes...........................................  $16          $15     $34          $69
Effective tax rate.....................................   37%          32%     36%          41%

     Our effective tax rates for the quarters ended June 30, 2004 and 2003 and the six months ended June 30, 2004 were different than the statutory rate of 35 percent due to the impact of state income taxes. The effective tax rate for the six months ended June 30, 2003 was different than the statutory rate of 35 percent primarily due to state income taxes related to the sale of our Oklahoma properties.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Note 3, which is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

     During 2003, we initiated a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which will apply to us at December 31, 2005. This project entailed a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, we initiated an internal review or "walk-through" of these financial processes by the financial management responsible for those processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This process involves testing the controls for effectiveness, including a review and inspection of the documentary evidence supporting the operation of the controls on which we are placing reliance.

     In September 2004, we completed investigations surrounding matters that gave rise to a restatement of our historical financial statements for the period from 1999 to 2002 and the first nine months of 2003. These investigations identified a number of internal control weaknesses which we reported as material control weaknesses in our Annual Report on Form 10-K.

     The following are the internal control deficiencies related to the restatements of our historical financial statements, and those identified as a result of our SOX implementation which we have previously disclosed:

     - A weak control environment surrounding the booking of our proved natural gas and oil reserves;

     - Inadequate controls over access to our proved natural gas and oil reserve system;

     - Inadequate documentation of policies and procedures related to booking proved natural gas and oil reserves;

     - Inadequate documentation of accounting conclusions related to complex accounting standards;

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

     - Inadequate change management and security access to our information systems (e.g., program developers were allowed to migrate system changes into production, and passwords for some of our applications did not adhere to the corporate policy for passwords);

     - Lack of segregation of duties related to manual journal entry preparation and procurement activities (e.g., our financial accounting system was not designed to prevent the same person from posting an entry that prepared the entry and a buyer of goods could also receive for the goods); and

     - Untimely preparation and review of volume and account reconciliations.

     We have communicated to El Paso's Audit Committee and to our external auditors the deficiencies identified to date in our internal controls over financial reporting as well as the remediation efforts that we have underway. We are committed to effectively remediating known deficiencies as expeditiously as possible and continue our extensive efforts to comply with Section 404 of SOX by December 31, 2005. Consequently, we have made the following changes to our internal controls during 2004:

     - Added members to El Paso's Board of Directors, including its Audit Committee and its executive management team with extensive experience in the natural gas and oil industry;

     - Formed a committee to provide oversight of the proved natural gas and oil reserve estimation process, which is staffed with appropriate technical, financial reporting and legal expertise;

     - Continued the use of an independent third-party reserve engineering firm, selected by and reporting annually to the Audit Committee of El Paso's Board of Directors to perform an independent assessment of our proved natural gas and oil reserves;

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

     - Formalized our account reconciliation policy and completed all material account reconciliations; and

     - Developed and implemented formal training to educate company personnel on management's responsibilities mandated by SOX Section 404, the components of the internal control framework on which we rely and its relationship to our company values including accountability, stewardship, integrity and excellence.

     We are in the process of implementing the following changes to our internal controls, which we expect to have implemented by December 31, 2004:

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

     We did not make any changes to our internal controls over financial reporting during the six months ended June 30, 2004, that have had a material adverse affect or are reasonably likely to have a material adverse affect on our internal controls over financial reporting.

     We also reviewed our overall disclosure controls and procedures for the quarter ended June 30, 2004. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     As a result of the internal controls deficiencies described above, we concluded that our disclosure controls and procedures were not effective at June 30, 2004. However, we expanded our procedures to include additional analysis and other post-closing procedures to ensure that the disclosure controls and procedures over the preparation of these financial statements were effective.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

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

                                          EL PASO PRODUCTION HOLDING COMPANY

Date: November 19, 2004                           /s/ D. MARK LELAND
                                          --------------------------------------
                                                      D. Mark Leland
                                                Executive Vice President,
                                                 Chief Financial Officer
                                                       and Director
                                              (Principal Financial Officer)


Date: November 19, 2004                         /s/ GENE T. WAGUESPACK
                                          --------------------------------------
                                                    Gene T. Waguespack
                                                  Senior Vice President,
                                                 Treasurer and Controller
                                              (Principal Accounting Officer)

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