Form 10-K
period 2004-12-31
EL PASO PRODUCTION HOLDING CO
filed 2005-03-31
CIK 1239454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-106586

El Paso Production Holding Company

(Exact name of Registrant as Specified in Its Charter)

Delaware	76-0659544
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

El Paso Building 1001 Louisiana Street Houston, Texas	77002 (Zip Code)
(Address of Principal Executive Offices)

Telephone Number: (713) 420-2600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

      Common Stock, par value $1 per share. Shares outstanding on March 31, 2005: 1,000

     EL PASO PRODUCTION HOLDING COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

Documents Incorporated by Reference: None

EL PASO PRODUCTION HOLDING COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d	=	per day
Bbl	=	barrels
BBtu	=	billion British thermal units
Bcf	=	billion cubic feet
Bcfe	=	billion cubic feet of natural gas equivalents
MBbls	=	thousand barrels
Mcf	=	thousand cubic feet
Mcfe	=	thousand cubic feet of natural gas equivalents
MMBbls	=	million barrels
MMBtu	=	million British thermal units
MMcf	=	million cubic feet
MMcfe	=	million cubic feet of natural gas equivalents
TBtu	=	trillion British thermal units
Tcfe	=	trillion cubic feet of natural gas equivalents

     When we refer to natural gas and oil in “equivalents,” we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl of oil is equal to six Mcf of natural gas. Also, when we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

     When we refer to “us”, “we”, “our”, “ours”, or “El Paso Production”, we are describing El Paso Production Holding Company and/or our subsidiaries.

i

PART I

ITEM 1.	BUSINESS

General

      We are a Delaware corporation formed in 1999 as a wholly-owned direct subsidiary of El Paso Corporation (El Paso). We are engaged in the exploration for, and the acquisition, development and production of natural gas, oil, condensate and natural gas liquids. We operate primarily in Alabama, Louisiana, New Mexico, Oklahoma, Texas and the Gulf of Mexico. During 2004, daily production averaged 456 MMcfe/d, and our proved reserves at December 31, 2004, were approximately 1.3 Tcfe.

      We focus on developing production opportunities around our asset base, which is solely in the United States. This plan emphasizes strict capital discipline designed to improve capital efficiency through the use of standardized risk analysis and a heightened focus on cost control. We also implemented a more rigorous process for booking proved natural gas and oil reserves. Our plan is to stabilize production by improving the production mix across our operating areas and to generate more predictable returns. We intend to improve our production mix by allocating more capital to long-life, slower decline projects and to development projects in longer reserve life areas. This is being accomplished through our more rigorous capital review process and a more balanced allocation of our capital to development and exploration projects, supplemented by acquisition activities with low-risk development locations that provide operating synergies with our existing operations. In January 2005, we announced two acquisitions in east Texas and south Texas for $211 million. In March 2005, we purchased the interest held by one of the parties under a net profits interest agreement for approximately $40 million. These acquisitions added properties with approximately 131 Bcfe of existing proved reserves and 48 MMcfe/d of current production. More importantly, the Texas acquisitions offered additional exploration upside in two of our key operating areas.

      Our operations are divided into the following areas:

Area	Operating Regions	Major Fields

Onshore	Central (primarily in north Louisiana)	Holly, Bear Creek, Shangaloo and Ada/ Sibbley/ West Bryceland
	Black Warrior Basin in Alabama	White Oak Creek, Short Creek, Blue Creek West, and Brookwood
	Arkoma Basin in Oklahoma	Oklahoma
	Raton Basin in New Mexico	Vermejo Park Ranch

Texas Gulf Coast	South Texas	North Monte Christo and Samano

Offshore and south Louisiana	Gulf of Mexico (Texas and Louisiana) South Louisiana	South Timbalier 189/204, Ewing Bank 1003, East Cameron 81/84, Jim Bob Mountain and Mound Point, West Delta 137, and West Cameron 46/47

Natural Gas and Oil Reserves

      The tables below detail our proved reserves at December 31, 2004. Information in these tables is based on our internal reserve report. Ryder Scott Company, an independent petroleum engineering firm, prepared an estimate of our natural gas and oil reserves for 92 percent of our properties by volume. The total estimate of proved reserves prepared by Ryder Scott was within five percent of our internally prepared estimates presented in these tables. This information is consistent with estimates of reserves filed with other federal agencies except for differences of less than five percent resulting from actual production, acquisitions, property sales, necessary reserve revisions and additions to reflect actual experience. Ryder Scott was retained by and reports to the Audit Committee of El Paso’s Board of Directors. The properties reviewed by Ryder Scott represented 90 percent of our proved properties based on value.

      Our estimated proved reserves at December 31, 2004, and our 2004 production are as follows:

	Net Proved Reserves(1)

	Natural	Oil/	Natural Gas			2004
	Gas	Condensate	Liquids (NGL)	Total		Production

	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(Percent)	(MMcfe)
Onshore	1,065,421	1,926	1,233	1,084,375	84	78,708
Texas Gulf Coast	54,991	338	1,505	66,049	5	17,476
Offshore and south Louisiana	91,895	5,708	1,864	137,322	11	70,714

Total	1,212,307	7,972	4,602	1,287,746	100	166,898

(1)	Net proved reserves exclude royalties and interests owned by others and reflect contractual arrangements and royalty obligations in effect at the time of the estimate.

     The table below summarizes our estimated proved producing reserves, proved non-producing reserves, and proved undeveloped reserves at December 31, 2004:

	Net Proved Reserves(1)

		Oil/
	Natural Gas	Condensate	NGL	Total

	(MMcf)	(MBbls)	(MBbls)	(MMcfe)	(Percent)
Producing	758,858	3,895	3,278	801,896	62
Non-Producing	109,499	1,774	981	126,023	10
Undeveloped	343,950	2,303	343	359,827	28

Total proved	1,212,307	7,972	4,602	1,287,746	100

(1)	Net proved reserves exclude royalties and interests owned by others and reflect contractual arrangements and royalty obligations in effect at the time of the estimate.

     Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we can and will make these expenditures and conduct these operations successfully, but future events, including commodity price changes, may cause these assumptions to change. In addition, estimates of proved undeveloped reserves and proved non-producing reserves are subject to greater uncertainties than estimates of proved producing reserves.

      There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the Securities and Exchange Commission (SEC). These rules indicate that the standard of “reasonable certainty” be applied to proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful exploration and development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. For a further discussion of our reserves, see Part II, Item 8, Financial Statements and Supplementary Data, under the heading Supplemental Natural Gas and Oil Operations.

Acreage and Wells

      The following table details our gross and net interest in developed and undeveloped acreage at December 31, 2004. Any acreage in which our interest is limited to owned royalty, overriding royalty and other similar interests is excluded.

	Developed		Undeveloped		Total

	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)

Onshore	408,087	281,057	1,199,686	1,019,526	1,607,773	1,300,583
Texas Gulf Coast	83,159	6,657	36,419	9,104	119,578	15,761
Offshore and south Louisiana	346,982	251,959	649,520	610,554	996,502	862,513

Total	838,228	539,673	1,885,625	1,639,184	2,723,853	2,178,857

(1)	Gross interest reflects the total acreage we participated in, regardless of our ownership interests in the acreage.
(2)	Net interest is the aggregate of the fractional working interest that we have in our gross acreage.

     Our net developed acreage is concentrated primarily in the Gulf of Mexico (47 percent), Oklahoma (14 percent), Louisiana (12 percent), New Mexico (11 percent), and Alabama (9 percent). Our net undeveloped acreage is concentrated primarily in New Mexico (31 percent), the Gulf of Mexico (23 percent), Louisiana (16 percent) and Indiana (11 percent). Approximately 20 percent, 7 percent and 13 percent of our total net undeveloped acreage is held under leases that have remaining primary terms expiring in 2005, 2006 and 2007.

      The following table details our working interests in natural gas and oil wells at December 31, 2004:

	Productive
	Natural Gas		Productive Oil		Total Productive		Number of Wells
	Wells		Wells		Wells		Being Drilled

	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)

Onshore	2,829	2,082	5	3	2,834	2,085	59	48
Texas Gulf Coast	97	89	—	—	97	89	—	—
Offshore and south Louisiana	132	74	41	14	173	88	2	1

Total	3,058	2,245	46	17	3,104	2,262	61	49

(1)	Gross interest reflects the total number of wells we participated in, regardless of our ownership interests in the wells.
(2)	Net interest is the aggregate of the fractional working interest that we have in our gross wells.

     At December 31, 2004, we operated 2,028 of the 2,262 net productive wells.

      The following table details our net exploratory and development wells drilled during the years 2002 through 2004:

	Net Exploratory			Net Development
	Wells Drilled(1)			Wells Drilled(1)

	2004	2003	2002	2004	2003	2002

Productive	1	35	9	288	219	334
Dry	7	13	6	2	—	4

Total	8	48	15	290	219	338

(1)	Net interest is the aggregate of the fractional working interest that we have in our gross wells drilled.

     The information above should not be considered indicative of future drilling performance, nor should it be assumed that there is any correlation between the number of productive wells drilled and the amount of natural gas and oil that may ultimately be recovered.

Net Production, Sales Prices, Transportation and Production Costs

      The following table details our net production volumes, average sales prices received, average transportation costs and average production costs associated with the sale of natural gas and oil for each of the three years ended December 31:

	2004	2003	2002

Net Production Volumes
Natural gas (MMcf)	142,368	191,400	214,529
Oil, condensate and NGL (MBbls)	4,088	5,719	9,629
Total (MMcfe)	166,898	225,713	272,305

Natural Gas Average Realized Sales Price ($/Mcf)(1)
Price including hedges(2)	$4.40	$3.83	$3.02
Price excluding hedges	$6.01	$5.56	$3.25

Oil, Condensate, and NGL Average Realized Sales Price ($/Bbl)(1)
Price including hedges(2)	$33.58	$26.67	$21.87
Price excluding hedges	$33.58	$28.08	$22.06

Average Transportation Costs
Natural gas ($/Mcf)	$0.21	$0.19	$0.19
Oil, condensate and NGL ($/Bbl)	$1.26	$1.23	$1.23

Average Production Costs ($/Mcfe)(3)
Average lease operating costs	$0.51	$0.36	$0.33
Average production taxes	0.11	0.12	0.07

Total production costs	$0.62	$0.48	$0.40

(1)	Prices are stated before transportation costs.
(2)	Our hedging activities are conducted with our affiliate, El Paso Marketing, L.P. (El Paso Marketing).
(3)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

Acquisition, Development and Exploration Expenditures

      The following table details information regarding the costs incurred in our acquisition, development and exploration activities for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Acquisition Costs:
Proved	$27	$37	$339
Unproved	28	26	16
Development Costs	245	398	695
Exploration Costs:
Delay Rentals	4	3	3
Seismic Acquisition and Reprocessing	29	55	33
Drilling	65	194	290
Asset Retirement Obligations(1)	19	47	—

Total full cost pool expenditures	417	760	1,376
Non-full cost pool expenditures	8	13	29

Total capital expenditures	$425	$773	$1,405

(1)	Includes an increase to our property, plant and equipment of approximately $41 million in 2003 associated with our adoption of Statement of Financial Accounting Standards No. 143.

     We spent approximately $139 million in 2004, $160 million in 2003 and $150 million in 2002 to develop proved undeveloped reserves that were included in our reserve report as of January 1 of each year.

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

      Our operations under federal natural gas and oil leases are regulated by the statutes and regulations of the U.S. Department of the Interior that currently impose liability upon lessees for the cost of environmental impacts resulting from their operations. Royalty obligations on all federal leases are regulated by the Minerals Management Service, which has promulgated valuation guidelines for the payment of royalties by producers. These laws and regulations relating to the protection of the environment affect our natural gas and oil operations through their effect on the construction and operation of facilities, water disposal rights, drilling operations, production or the delay or prevention of future offshore lease sales. We believe that our operations are in material compliance with the applicable requirements. In addition, El Paso maintains insurance on our behalf to limit exposure to potential losses resulting from sudden and accidental spills and oil pollution.

      Our business has operating risks normally associated with the exploration for and production of natural gas and oil, including blowouts, cratering, pollution and fires, each of which could result in damage to property or injury to people. Offshore operations may encounter usual marine perils, including hurricanes and other adverse weather conditions, damage from collisions with vessels, governmental regulations and interruption or termination by governmental authorities based on environmental and other considerations. Customary with industry practices, El Paso maintains insurance coverage on our behalf to limit exposure to potential losses resulting from these operating hazards.

Markets and Competition

      We primarily sell our natural gas and oil to third parties through El Paso Marketing at spot market prices, subject to customary adjustments. We sell our natural gas liquids at market prices under monthly or long-term contracts subject to customary adjustments. We also engage in hedging activities with El Paso Marketing on a portion of our natural gas and oil production to stabilize our cash flows and reduce the risk of downward commodity price movements on sales of our production. This is achieved through natural gas and oil swaps.

      The natural gas and oil business is highly competitive in the search for and acquisition of additional reserves and in the sale of natural gas, oil and natural gas liquids. Our competitors include major and intermediate sized natural gas and oil companies, independent natural gas and oil operators and individual producers or operators with varying scopes of operations and financial resources. Competitive factors include price and contract terms and our ability to access drilling and other equipment on a timely and cost effective basis. Ultimately, our future success in the production business will be dependent on our ability to find or acquire additional reserves at costs that allow us to remain competitive.

Environmental

      A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.

Employees

      As of March 24, 2005 we had approximately 796 full-time employees, none of whom are subject to collective bargaining arrangements.

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

      A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      All of our common stock, par value $1 per share, is owned by El Paso and, accordingly, our stock is not publicly traded. Subject to certain limitations, we pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. During 2003 and 2002, we declared and paid to El Paso dividends of $1.6 billion and $298 million, of which $320 million in 2003 were non-cash dividends. There were no dividends declared or paid on our common stock in 2004.

ITEM 6.	SELECTED FINANCIAL DATA

      Item 6, Selected Financial Data has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The notes to our consolidated financial statements contain information that is pertinent to the following analysis, including a discussion of our significant accounting policies.

Overview

      We conduct natural gas and oil exploration and production activities. Our operating results are driven by a variety of factors including the ability to locate and develop economic natural gas and oil reserves, extract those reserves with minimal production costs, sell the products at attractive prices, and minimize our total administrative costs.

      Our long-term strategy includes developing production opportunities in the United States. We emphasize strict capital discipline designed to improve capital efficiencies through the use of standardized risk analysis and a heightened focus on cost control. We also implemented a more rigorous process for booking proved natural gas and oil reserves, which includes multiple layers of reviews by personnel independent of the reserve estimation process. Our plan is to stabilize production by improving the production mix across our operating areas and to generate more predictable returns. We intend to improve our production mix by allocating more capital to long-life, slower decline projects and to development projects in longer reserve life areas. This is being accomplished through our more rigorous capital review process and a more balanced allocation of our capital to development and exploration projects, supplemented by acquisition activities with low-risk development locations that provide operating synergies with our existing operations. In January 2005, we announced two acquisitions in east Texas and south Texas for $211 million. In March 2005, we purchased the interest held by one of the parties under a net profits interest agreement for approximately $40 million. See Item 8, Financial Statements and Supplementary Data, under the heading Supplemental Natural Gas and Oil Operations, for a further discussion of our net profits interest agreements. These acquisitions added properties with approximately 131 Bcfe of existing proved reserves and 48 MMcfe/d of current production. More importantly, the Texas acquisitions offered additional exploration upside in two of our key operating areas.

Operational Factors Affecting the Year Ended December 31, 2004

      During 2004 we experienced the following:

•	Higher realized prices. Realized natural gas prices, which include the impact of hedges, increased 15 percent and oil, condensate and NGL prices increased 26 percent compared to 2003.

•	Average daily production of 456 MMcfe/d. We achieved our projected volume despite the impact of hurricanes in the Gulf of Mexico.

•	Capital expenditures of $425 million. During the first quarter of 2004, we experienced disappointing drilling results. As a result, we significantly reduced our drilling activities and instituted a new, more rigorous, risk analysis program, with an emphasis on strict capital discipline. After implementing this new program, we increased our drilling activities in the third and fourth quarters of 2004 with improved drilling results. During 2004, we drilled 298 wells with a 97 percent success rate.

Reserves, Production and Costs

      Our estimate of proved natural gas and oil reserves as of December 31, 2004 reflects 1.3 Tcfe of proved reserves in the United States. These estimates were prepared internally by us. Ryder Scott Company, an independent petroleum engineering firm, prepared an estimate of our natural gas and oil reserves for 92 percent of our properties by volume. The total estimate of proved reserves prepared by Ryder Scott is within five percent of our internally prepared estimates. Ryder Scott was retained by and reports to the Audit Committee of El Paso’s Board of Directors. The properties reviewed by Ryder Scott represented 90 percent of our properties based on value. For additional information on our estimated proved reserves and the processes by which they are developed, see Part I, Item 1, Business, Item 7, Risk Factors and Item 8, Financial Statements and Supplementary Data, under the heading Supplemental Natural Gas and Oil Operations.

      For 2004, our total equivalent production declined 59 Bcfe or 26 percent as compared to 2003. The decrease was due to production declines in our Texas Gulf Coast and offshore Gulf of Mexico regions, the sale of properties in Oklahoma and Texas at the end of the first quarter of 2003, and a significantly reduced capital expenditure program in 2004 compared to 2003. We began to see our production stabilize in the third and fourth quarters of 2004 as we instituted our more rigorous capital review process and a more balanced allocation of our capital described above. In addition, in February 2005, we announced a deep shelf discovery off West Cameron Block 75 in the Gulf of Mexico.

      Our depletion rate is determined under the full cost method of accounting. Due to disappointing drilling performance in 2004 that resulted in higher finding and development costs, we expect our unit of production depletion rate to increase from $1.87/Mcfe in the fourth quarter of 2004 to $2.09/Mcfe in the first quarter of 2005. Our future trends in production and depletion rates will be dependent upon the amount of capital allocated to us from El Paso, the level of success in our drilling programs and any future sale or acquisition activities relating to our proved reserves.

Production Hedge Position

      As part of our overall strategy, we hedge our natural gas and oil production to stabilize cash flows, reduce the risk of downward commodity price movements on our sales and to protect the economic assumptions associated with our capital investment programs. We have historically engaged in hedging activities with El Paso Marketing, primarily through natural gas and oil swaps. Because only a portion of our expected production is hedged, this strategy only partially reduces our exposure to downward movements in commodity prices. As a result, our reported results of operations, financial position and cash flows can be impacted significantly by movements in commodity prices from period to period.

      In December 2004, we replaced our existing hedges on approximately 154 TBtu of natural gas with new hedge transactions at the same volume and over the same time period. The combination of our original hedges and the new transactions did not change the average price at which we are hedged and will not have an impact on our future realized prices. As a result, these transactions will have the same impact on our accumulated other comprehensive income balances, cash flow and income statement as our original derivative positions that existed prior to December 1, 2004. However, these transactions “locked in” a loss of approximately $520 million in accumulated other comprehensive income that will be recognized in earnings as our original hedged transactions settle through 2005 and 2006. We have also entered into a service agreement with El Paso that provides for a reimbursement of 2.5 cents per MMBtu in 2005 and 2006 for our expected administrative costs associated with these transactions.

      Below are the hedging positions on our anticipated natural gas production as of December 31, 2004:

	Quarter Ended

	March 31		June 30		September 30		December 31		Total

	Volume	Hedged Price	Volume	Hedged Price	Volume	Hedged Price	Volume	Hedged Price	Volume	Hedged Price
	(BBtu)	(per MMBtu)	(BBtu)	(per MMBtu)	(BBtu)	(per MMBtu)	(BBtu)	(per MMBtu)	(BBtu)	(per MMBtu)

2005	20,269	$3.21	20,287	$3.21	20,305	$3.22	20,305	$3.22	81,166	$3.22
2006	21,349	$3.32	21,367	$3.32	21,385	$3.33	21,385	$3.33	85,486	$3.32
2007	1,579	$3.79	1,447	$3.64	1,155	$3.35	1,155	$3.35	5,336	$3.56
2008 through 2012									20,620	$3.67

Results of Operations

      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.

      The following is a reconciliation of EBIT to our net income for the years ended December 31:

	2004	2003

	(In millions)
Operating revenues	$765	$895
Operating expenses	(576)	(629)

Operating income	189	266
Earnings from unconsolidated affiliates	—	9
Other income, net	1	—

EBIT	190	275
Affiliated interest income	15	13
Interest expense	(78)	(70)
Income taxes	(49)	(88)

Income from continuing operations	78	130
Cumulative effect of accounting changes, net of income taxes	—	1

Net income	$78	$131

      Below are our operating results and an analysis of these results for the years ended December 31:

	2004	2003

	(In millions,
	except volumes
	and prices)
Operating revenues:
Natural gas	$627	$734
Oil, condensate and NGL	137	152
Other	1	9

Total operating revenues	765	895
Transportation and net product costs	(40)	(50)

Total operating margin	725	845
Depreciation, depletion and amortization	(326)	(379)
Production costs(1)	(104)	(109)
General and administrative expenses	(83)	(79)
Taxes, other than production and income taxes	(2)	(6)
Other charges(2)	(21)	(6)

Total operating expenses(3)	(536)	(579)

Operating income	189	266
Earnings from unconsolidated affiliates	—	9
Other income, net	1	—

EBIT	$190	$275

			Percent
	2004	2003	Variance

Volumes, prices and costs per unit:
Natural gas
Volumes (MMcf)	142,368	191,400	(26)%

Average realized prices including hedges ($/Mcf)(4)	$4.40	$3.83	15%

Average realized prices excluding hedges ($/Mcf)(4)	$6.01	$5.56	8%

Average transportation costs ($/Mcf)	$0.21	$0.19	11%

Oil, condensate and NGL
Volumes (MBbls)	4,088	5,719	(29)%

Average realized prices including hedges ($/Bbl)(4)	$33.58	$26.67	26%

Average realized prices excluding hedges ($/Bbl)(4)	$33.58	$28.08	20%

Average transportation costs ($/Bbl)	$1.26	$1.23	2%

Total equivalent volumes (MMcfe)	166,898	225,713	(26)%

Production costs ($/Mcfe)
Average lease operating costs	$0.51	$0.36	42%
Average production taxes	0.11	0.12	(8)%

Total production costs(1)	$0.62	$0.48	29%

Average general and administrative expenses ($/Mcfe)	$0.50	$0.35	43%

Unit of production depletion cost ($/Mcfe)	$1.81	$1.59	14%

(1)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).
(2)	Includes restructuring costs and asset impairments.
(3)	Transportation costs are included in operating expenses on our consolidated statements of income.
(4)	Prices are stated before transportation costs.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      Our EBIT for 2004 decreased $85 million as compared to 2003. Despite an eight percent increase in natural gas prices, excluding hedges, we experienced a significant decrease in operating revenues due to lower production volumes as a result of production declines, asset sales, a lower capital spending program and disappointing drilling results. The table below lists the significant variances in our operating results in 2004 as compared to 2003:

	Operating	Operating		EBIT
	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Natural Gas Revenue
Higher prices in 2004	$64	$—	$—	$64
Lower production volumes in 2004	(272)	—	—	(272)
Impact from hedge program in 2004 versus 2003	101	—	—	101
Oil, Condensate, and NGL Revenue
Higher realized prices in 2004	23	—	—	23
Lower production volumes in 2004	(46)	—	—	(46)
Impact from hedge program in 2004 versus 2003	8	—	—	8
Depreciation, Depletion, and Amortization Expense
Higher depletion rate in 2004	—	(36)	—	(36)
Lower production volumes in 2004	—	94	—	94
Non-full cost depreciation, depletion and amortization expense	—	(5)	—	(5)
Production Costs
Higher lease operating costs in 2004	—	(4)	—	(4)
Lower production taxes in 2004	—	9	—	9
Other	(8)	(15)	2	(21)

Total variance 2004 to 2003	$(130)	$43	$2	$(85)

      Operating Revenues. In 2004, we experienced a significant decrease in production volumes. The decline in our production volumes was due to production declines in the offshore Gulf of Mexico and Texas Gulf Coast regions, the impact of hurricanes in the Gulf of Mexico, asset sales in Oklahoma and Texas, lower capital expenditures and disappointing drilling results. These declines were partially offset by increased natural gas production in our coal seam operations in the Raton, Arkoma, and Black Warrior basins. In addition, we experienced higher average realized prices for natural gas and oil, condensate and NGL and a favorable impact from our hedging program as our hedging losses were $229 million in 2004 as compared to $338 million in 2003.

      Depreciation, depletion, and amortization expense. Lower production volumes in 2004 due to the production declines discussed above reduced our depreciation, depletion, and amortization expense. Partially offsetting this decrease were higher depletion rates due to higher finding and development costs from our 2004 drilling program.

      Production costs. In 2004, we experienced higher utility expenses and higher salt water disposal costs in the onshore region. More than offsetting these increases were lower production taxes as a result of higher tax credits taken in 2004 on high cost natural gas wells. The cost per unit increased due to the higher lease operating costs and lower production volumes discussed above.

      Other. In 2004, we recorded an $8 million impairment on fixed assets related to our office relocation in the fourth quarter of 2004 and incurred $13 million in employee severance costs. In 2003, we incurred $6 million in employee severance costs. General and administrative expenses were slightly higher in 2004 compared to 2003, due to higher labor costs and lower allocations to affiliates, partially offset by lower corporate overhead allocations from El Paso and higher capitalized costs. We are allocated a portion of El Paso’s corporate overhead in addition to the general and administrative expenses we incur. We also allocate to our affiliates a portion of El Paso’s corporate overhead allocated to us and a portion of our general corporate overhead. The increase in our gross general and administrative expenses and the amounts we capitalized in 2004 compared to prior periods is primarily due to the relative contribution of our activities relative to those of our affiliates.

Outlook for 2005

For 2005, our strategy is to develop a more balanced portfolio of natural gas and oil production and allocate more capital to longer life, slower decline projects and development projects in longer reserve life areas. While our production volumes have stabilized since the third quarter of 2004, we expect significantly lower production volumes in the first quarter of 2005 as compared to the same period in 2004. Approximately 65 percent of our expected first quarter 2005 natural gas production is hedged at an average price of $3.21 per MMBtu, which is significantly lower than current market prices for natural gas. As a result, the combination of lower production volumes, a significant hedge position at lower than market prices, and the current level of operating costs along with the expected higher depletion rate, will significantly lower net income in the first quarter of 2005 as compared to the same period in 2004.

Interest Expense

      Interest expense for the year ended December 31, 2004 increased $8 million compared to 2003. Prior to March 2003, we had no debt outstanding. For the year ended December 31, 2004, we had outstanding debt for the entire period. As a result, interest expense for the year ended December 31, 2004 was higher than the same period of 2003. However, partially offsetting this higher interest expense was the effect of a refinancing in May 2003 in which we refinanced notes with an effective interest rate of 9.75% with 7.75% senior unsecured notes and higher capitalized interest in 2004.

Income Taxes

	Year Ended
	December 31,

	2004	2003

	(In millions,
	except for rates)
Income taxes	$49	$88
Effective tax rate	39%	40%

      Our effective tax rates for each period differed from the statutory rate of 35 percent due to the impact of state income taxes. Further impacting 2003 were additional state income taxes related to the sale of our Oklahoma properties. See Item 8, Financial Statements and Supplementary Data, Note 3, for a reconciliation of the statutory rate to the effective rates.

Liquidity

      For our primary sources of liquidity, we rely on cash generated from our internal operations, advances from El Paso through its cash management program, asset sales and capital contributions from El Paso. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso, subject to limitations under our indenture, or El Paso provides cash to us. We reflect these advances as investing activities in our statement of cash flows. At December 31, 2004, we had cash advance receivables from El Paso of $477 million, of which $145 million were classified as current assets on our balance sheet. In 2005, we believe that sufficient funding for our working capital needs, capital expenditures and debt service will continue to be provided by some or all of the sources described above.

Commitments and Contingencies

      For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 7, incorporated herein by reference.

New Accounting Pronouncements Issued But Not Yet Adopted

      As of December 31, 2004, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Based on our assessment of those standards, we do not believe there are any that could have a material impact on us.

RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”

PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

      With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the SEC from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

Risks Related to Our Business

Natural gas and oil prices are volatile. A substantial decrease in natural gas and oil prices could adversely affect our financial results.

      Our future financial condition, revenues, results of operations, cash flows and future rate of growth depend primarily upon the prices we receive for our natural gas and oil production. Natural gas and oil prices historically have been volatile and are likely to continue to be volatile in the future, especially given current world geopolitical conditions. The prices for natural gas and oil are subject to a variety of additional factors that are beyond our control. These factors include:

•	the level of consumer demand for, and the supply of, natural gas and oil;

•	commodity processing, gathering and transportation availability;

•	the level of imports of, and the price of, foreign natural gas and oil;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	domestic governmental regulations and taxes;

•	the price and availability of alternative fuel sources;

•	the availability of pipeline capacity;

•	weather conditions;

•	market uncertainty;

•	political conditions or hostilities in natural gas and oil producing regions;

•	worldwide economic conditions; and

•	decreased demand for the use of natural gas and oil because of market concerns about global warming or changes in governmental policies and regulations due to climate change initiatives.

      Further, because approximately 94 percent of our proved reserves at December 31, 2004 were natural gas, we are substantially more sensitive to changes in natural gas prices than we are to changes in oil prices.

Declines in natural gas and oil prices would not only reduce revenue, but could reduce the amount of natural gas and oil that we can produce economically and, as a result, could adversely affect our financial results. Changes in natural gas and oil prices can have a significant impact on the calculation of our full cost ceiling test. A significant decline in natural gas and oil prices could result in a downward revision of our reserves and a write-down in the carrying value of our natural gas and oil properties which could be substantial, and would negatively impact our net income and stockholder’s equity.

Our use of hedging arrangements may adversely affect our future results of operations or liquidity.

      To reduce our exposure to fluctuations in the prices of natural gas and oil, we may use futures, swaps and option contracts traded on the New York Mercantile Exchange (NYMEX), over-the-counter options and price and basis swaps with other natural gas merchants and financial institutions. We also enter into hedging arrangements with El Paso Marketing. Hedging arrangements expose us to risk of financial loss in some circumstances, including when:

•	expected production is less than the amount hedged;

•	the counterparty to the hedging contract defaults on its contractual obligations; or

•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

      Our hedging arrangements may also limit the benefit we would receive from increases in the prices for natural gas and oil. The use of derivatives also may require the posting of cash collateral with counterparties which can impact working capital when commodity prices change. El Paso provides us with gas marketing and hedging services and we currently do not post cash collateral with counterparties. In addition, these hedging arrangements may impact the carrying value of our natural gas and oil properties in our full cost pool as we include hedges in our ceiling test calculation.

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

      Our reserve data represents an estimate. You should not assume that the present values referred to in this report represent the current market value of our estimated natural gas and oil reserves. The timing of the production and expenses from the development and production of natural gas and oil properties will affect both the timing of actual future net cash flows from our proved reserves and their present value. Changes in the present value of these reserves could cause a write-down in the carrying value of our natural gas and oil properties, which could be substantial and would negatively affect our net income and stockholder’s equity.

      As of December 31, 2004, approximately 28 percent of our estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we can and will make these expenditures and conduct these operations successfully, but future events, including commodity price changes, may cause these assumptions to change. In addition, estimates of proved undeveloped reserves and proved but non-producing reserves are subject to greater uncertainties than estimates of proved producing reserves.

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

      The natural gas and oil business is highly competitive in the search for and acquisition of reserves. We must identify and precisely locate prospective geologic structures, drill and successfully complete wells in those structures in a timely manner. Our ability to expand our leased land positions in desirable areas is impacted by intensely competitive leasing conditions. Competition for reserves and producing natural gas and oil properties is intense and many of our competitors have financial and other resources that are substantially greater than those available to us. Our competitors include the major and independent natural gas and oil companies, individual producers, gas marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. If we are unable to compete effectively in the acquisition and development of reserves, our future profitability may be negatively impacted. Ultimately, our future success in the production business is dependent on our ability to find or acquire additional reserves at costs that allow us to remain competitive.

      El Paso CGP, through its subsidiaries, engages in the exploration for and the acquisition, development and production of natural gas and oil, primarily in the United States and in Brazil. Because El Paso CGP is very active onshore in the United States and offshore in the Gulf of Mexico, we may pursue opportunities that are also being pursued by El Paso CGP. We and El Paso CGP do not have an agreement regarding the allocation of business opportunities.

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

      In addition, in our drilling operations we are subject to the risk that we will not encounter commercially productive reservoirs. New wells drilled by us may not be productive, or we may not recover all or any portion of our investment in those wells. Drilling for natural gas and oil can be unprofitable, not only because of dry holes but wells that are productive may not produce sufficient net reserves to return a profit at then realized prices after deducting drilling, operating and other costs.

Our drilling operations may be delayed or canceled as a result of factors beyond our control, resulting in significant costs to us.

      Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors that are beyond our control, including:

•	unexpected drilling conditions;

•	title problems;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with environmental and other governmental requirements; and

•	costs of, or shortages or delays in the availability of, drilling rigs, oil field equipment, qualified personnel and services.

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

      Our operations and financial results could be significantly impacted by conditions in the Gulf of Mexico because we explore and produce in that area. As a result of this activity, we are vulnerable to the risks associated with operating in the Gulf of Mexico, including those relating to:

•	adverse weather conditions;

•	oil field service costs and availability;

•	compliance with environmental and other laws and regulations;

•	remediation and other costs resulting from oil spills or releases of hazardous materials; and

•	failure of equipment or facilities.

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

      We expect that acquisitions of exploration and production businesses, producing properties and undeveloped properties will contribute to our future growth. Successful acquisitions require an assessment of a number of factors, many of which are beyond our control. These factors include recoverable reserves, exploration or development potential, future natural gas and oil prices, operating costs and potential environmental and other liabilities. We face significant operational, execution and integration risks when our acquisitions consist primarily of proved undeveloped reserves or exploration prospects. Our assessments are based on factors that are inherently uncertain. If we are unable to make successful acquisitions, the growth of our company may be negatively impacted.

      In connection with our acquisitions we are often not entitled to contractual indemnification for preclosing liabilities, including environmental liabilities associated with acquired properties. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. We may not be able to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Our review prior to signing a definitive purchase agreement may be even more limited. We could incur significant unknown liabilities, including environmental liabilities, or experience losses due to title defects, in our acquisitions for which we have limited or no contractual remedies or insurance coverage.

Risks Related to Legal and Regulatory Matters

Ongoing litigation and investigations related to the restatement of our financial statements associated with our reserve estimates could significantly adversely affect our business.

      In 2004, we restated our historical financial statements for 2003 and prior as a result of a downward revision in our natural gas and oil reserves, for the manner in which we applied the accounting rules related to two of our historical hedges, and the classification of amounts in our historical statements of cash flows for amounts provided to El Paso under its cash management program. As a result of this reduction in reserve estimates, several class action lawsuits were filed against El Paso and several of its subsidiaries. The reserve revisions are also the subject of investigations by the SEC and the U.S. Attorney and may result in significant fines to El Paso. These investigations and lawsuits, and possible future claims based on these same facts, may further negatively impact El Paso’s and our credit ratings and place further demands on El Paso’s and our liquidity. We cannot provide assurance at this time that the effects and results of these or other investigations or of the class action lawsuits will not be material to our financial condition, results of operations and liquidity.

We are subject to complex laws and regulations, including environmental and safety regulations that can negatively affect the cost, manner or feasibility of doing business.

      Our operations and facilities are subject to certain federal, state, and local laws and regulations relating to the exploration for, and development, production, processing, treating and transportation of, natural gas and oil, as well as environmental and safety matters. Additionally, current or future tax policies, rates, and drilling or production incentives by federal, state, and local governments impact our operations and the ability to operate profitably.

      Under these laws and regulations, we could be liable for:

•	personal injuries;

•	property and natural resource damages;

•	oil spills and releases or discharges of hazardous materials;

•	well reclamation costs;

•	remediation and clean-up costs and other governmental sanctions, such as fines and penalties; and

•	other environmental damages.

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

      Compliance with environmental laws and regulations can require significant costs, such as costs of clean-up and damages arising out of contaminated properties, and failure to comply with environmental laws and regulations may result in fines and penalties being imposed. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters because of:

•	the uncertainties in estimating clean up costs;

•	the discovery of new sites or information;

•	the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;

•	the nature of environmental laws and regulations; and

•	potential changes in environmental laws and regulations, including changes in the interpretation and enforcement thereof.

      Our current environmental liabilities and related reserves are immaterial. However, we could be required to set aside reserves in the future due to these uncertainties, and these amounts could be material. For additional information concerning our environmental matters, see Item 8, Financial Statements and Supplementary Data, Note 7.

Risks Related to Our Affiliation with El Paso

      El Paso files reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not incorporated by reference herein.

We are a wholly-owned direct subsidiary of El Paso and its financial condition and business strategy subjects us to potential risks that are beyond our control.

      Subject to the limitations of our indentures, El Paso has substantial control over:

•	our payment of dividends;

•	decisions on our financings and our capital raising activities;

•	mergers or other business combinations;

•	our acquisitions or dispositions of assets; and

•	our participation in El Paso’s cash management program.

      El Paso may exercise such control in its interests and not necessarily in the interests of us or the holders of our long-term debt.

      Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade, currently rated Caa1 by Moody’s Investor Service and CCC+ by Standard & Poor’s. The ratings assigned to our senior unsecured indebtedness are currently rated B3 by Moody’s Investor Service and B- by Standard & Poor’s. Further downgrades of our credit ratings could increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of its downgrades, El Paso has realized substantial demands on its liquidity.

      El Paso continues its efforts to execute its Long Range Plan that established certain financial and other objectives, including asset sales and significant debt reduction. An inability to meet these objectives could adversely affect El Paso’s liquidity position, and in turn affect our financial condition.

      We participate in El Paso’s cash management program, which matches cash surpluses and needs for its participating affiliates. Pursuant to El Paso’s cash management program, our surplus cash is made available to El Paso, subject to limitations in our indenture, in exchange for an affiliated receivable. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us and we might still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see Item 8, Financial Statements and Supplementary Data, Note 10.

      We are required to maintain an effective system of internal control over financial reporting. As a result of our efforts to comply with this requirement, we determined that as of December 31, 2004, we did not maintain effective internal control over financial reporting. As more fully discussed in Item 9A, we identified several deficiencies in internal control over financial reporting, one of which management has concluded constituted a material weakness. Although we have taken steps to remediate some of these deficiencies, additional steps must be taken to remediate the remaining control deficiencies. If we are unable to remediate our identified internal control deficiencies over financial reporting, or we identify additional deficiencies in our internal control over financial reporting, we could be subjected to additional regulatory scrutiny, future delays in filing our financial statements and suffer a loss of public confidence in the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, which could have a negative impact on our liquidity, access to capital markets, and our financial condition.

      In addition to the risk of not completing the remediation of all deficiencies in our internal control over financial reporting, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all mistakes, errors and fraud. Any system of internal controls, no matter how well designed or implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that the benefits of controls must be considered relative to their costs. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Therefore, any system of internal controls is subject to inherent limitations, including the possibility that controls may be circumvented or overridden, that judgments in decision-making can be faulty, and that misstatements due to mistakes, errors or fraud may occur and may not be detected. Also, while we document our assumptions and review financial disclosures, the regulations and literature governing our disclosures are complex and reasonable persons may disagree as to their application to a particular situation or set of facts. In addition, the applicable regulations and literature are relatively new. As a result, they are potentially subject to change in the future, which could include changes in the interpretation of the existing regulations and literature as well as the issuance of more detailed rules and procedures.

We could be substantively consolidated with El Paso if El Paso were forced to seek protection from its creditors in bankruptcy.

      If El Paso were the subject of voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities and to consolidate and pool the entities’ assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, we cannot assure you that El Paso and/or its other subsidiaries or their respective creditors would not attempt to advance such claims in a bankruptcy proceeding or, if advanced, how a bankruptcy court would resolve the issue. If a bankruptcy court were to substantively consolidate us with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We use derivative financial instruments and energy related contracts to manage market risks associated with natural gas and oil. Our primary market risk exposures are those related to changing commodity prices. Our market risks are monitored by El Paso’s Corporate Risk Management Committee to ensure compliance with the stated risk management policies approved by the Audit Committee of El Paso’s Board of Directors. This Committee operates independently from us.

Commodity Price Risk

      We have market risks related to the natural gas and oil we produce. Our primary commodity price risk is that natural gas prices decline, which will impact our sales revenue related to our natural gas production. We attempt to mitigate market risk associated with these significant physical transactions through the use of derivative swap contracts which require payments to (or receipts from) counterparties based on the difference between a fixed and a variable price for a commodity.

      The table below presents the hypothetical sensitivity to changes in fair values arising from immediate selected potential changes in the quoted market prices of the derivative commodity instruments we use to mitigate these market risks that were outstanding at December 31, 2004 and 2003. Any gain or loss on these derivative commodity instruments would be substantially offset by a corresponding gain or loss on the sale of the hedged commodity, which are not included in the table.

		10 Percent Increase		10 Percent Decrease

	Fair Value	Fair Value	(Decrease)	Fair Value	Increase

	(In millions)
Impact of changes in commodity prices on derivative commodity instruments
December 31, 2004	$(516)	$(624)	$(108)	$(408)	$108
December 31, 2003	$(443)	$(564)	$(121)	$(322)	$121

      Currently, we hedge our natural gas production with El Paso Marketing. As a result, we are not required to provide collateral for our derivative positions.

Interest Rate Risk

      The fair value of our fixed rate debt is sensitive to changes in interest rates. As of December 31, 2004, our 7.75% long-term debt due in June 2013 had a fair value of $1,262 million and a carrying value of $1,200 million. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EL PASO PRODUCTION HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In millions)

	Year Ended December 31,

	2004	2003	2002

Operating revenues
Natural gas and oil sales
Third parties	$361	$135	$174
Affiliates	403	751	685
Other	1	9	(10)

	765	895	849

Operating expenses
Cost of sales	40	50	55
Operation and maintenance	182	167	137
(Gain) loss on long-lived assets	8	—	(211)
Depreciation, depletion and amortization	326	379	396
Taxes, other than income taxes	20	33	25

	576	629	402

Operating income	189	266	447
Earnings from unconsolidated affiliates	—	9	7
Other income, net	1	—	2
Affiliated interest income	15	13	8
Interest expense	(78)	(70)	—

Income before income taxes	127	218	464
Income taxes	(49)	(88)	(161)

Income from continuing operations	78	130	303

Cumulative effect of accounting changes, net of income taxes	—	1	—

Net income	$78	$131	$303

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	December 31,	December 31,
	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$124	$34
Accounts receivable
Customer, net of allowance of $5 in 2004 and $6 in 2003	46	66
Affiliates	92	58
Other	4	4
Note receivable from affiliate	145	393
Deferred income taxes	86	70
Other	25	11

Total current assets	522	636

Property, plant and equipment, at cost
Natural gas and oil properties
Proved properties-full cost method	7,313	7,074
Unevaluated costs excluded from amortization	253	252
Other	86	123

	7,652	7,449
Less accumulated depreciation, depletion and amortization	5,239	5,141

Total property, plant and equipment, net	2,413	2,308

Other assets
Investments in unconsolidated affiliates	6	6
Note receivable from affiliate	332	295
Deferred income taxes	132	204
Other	60	30

	530	535

Total assets	$3,465	$3,479

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$50	$63
Affiliates	—	7
Other	67	79
Liabilities from price risk management activities	243	173
Income tax payable to affiliate	8	118
Other	25	30

Total current liabilities	393	470

Long-term debt	1,200	1,200

Other
Liabilities from price risk management activities	273	270
Other	102	76

	375	346

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	1,701	1,700
Retained earnings	109	31
Accumulated other comprehensive loss	(313)	(268)

Total stockholder’s equity	1,497	1,463

Total liabilities and stockholder’s equity	$3,465	$3,479

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities
Net income	$78	$131	$303
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	326	379	396
Deferred income tax expense (benefit)	80	(126)	122
(Gain) loss on long-lived assets	8	—	(211)
Earnings of unconsolidated affiliates, net of cash distributions	—	(9)	(14)
Other non-cash income items	—	3	20
Asset and liability changes
Accounts receivable	(15)	55	136
Accounts payable	(7)	(26)	80
Affiliate income taxes	(157)	214	(33)
Other asset and liability changes	(6)	(2)	(25)

Net cash provided by operating activities	307	619	774

Cash flows from investing activities
Capital expenditures	(428)	(815)	(1,290)
Net proceeds from the sale of assets and investments	—	501	399
Change in note receivable from affiliate	211	(326)	(271)
Restricted cash	—	6	(6)

Net cash used in investing activities	(217)	(634)	(1,168)

Cash flows from financing activities
Net proceeds from the issuance of long-term debt	—	1,169	—
Dividends to parent	—	(1,276)	(298)
Contributions from parent	—	—	848

Net cash provided by (used in) financing activities	—	(107)	550

Change in cash and cash equivalents	90	(122)	156
Cash and cash equivalents
Beginning of period	34	156	—

End of period	$124	$34	$156

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In millions, except share amounts)

	For the Years Ended December 31,

	2004		2003		2002

	Shares	Amount	Shares	Amount	Shares	Amount

Common stock, $1.00 par:
Balance at beginning of year	1,000	$—	1,000	$—	1,000	$—

Balance at end of year	1,000	—	1,000	—	1,000	—

Additional paid-in capital:
Balance at beginning of year		1,700		3,275		2,723
Contribution from parent		—		26		848
Allocated tax benefit (expense) of equity plans		1		(5)		2
Dividends to parent		—		(1,596)		(298)

Balance at end of year		1,701		1,700		3,275

Retained earnings (deficit):
Balance at beginning of year		31		(100)		(403)
Net income		78		131		303

Balance at end of year		109		31		(100)

Accumulated other comprehensive loss:
Balance at beginning of year		(268)		(224)		(39)
Other comprehensive loss		(45)		(44)		(185)

Balance at end of year		(313)		(268)		(224)

Total stockholder’s equity	1,000	$1,497	1,000	$1,463	1,000	$2,951

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,

	2004	2003	2002

Net income	$78	$131	$303

Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market losses arising during period (net of income taxes of $110, $126 and $118 in 2004, 2003 and 2002)	(193)	(220)	(206)
Reclassification adjustments for changes in initial value to settlement date (net of income taxes of $85, $101 and $12 in 2004, 2003 and 2002)	148	176	21

Other comprehensive loss	(45)	(44)	(185)

Comprehensive income	$33	$87	$118

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

      Our consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions.

Principles of Consolidation

      We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of an entity or (ii) are allocated a majority of the entity’s losses and/or returns through our variable interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the decisions and policies of an entity and where we are not allocated a majority of the entity’s losses and/or returns. We use the cost method of accounting where we are unable to exert significant influence over the entity.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

Cash and Cash Equivalents

      We consider short-term investments with an original maturity of less than three months to be cash equivalents.

Allowance for Doubtful Accounts

      We establish provisions for losses on accounts receivable, notes receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding receivable balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.

Natural Gas and Oil Properties

      We use the full cost method to account for our natural gas and oil properties. Under the full cost method, costs incurred in connection with the acquisition, development and exploration of natural gas and oil reserves are capitalized. These capitalized amounts include the costs of unproved properties, internal costs directly related to acquisitions, development and exploration activities, asset retirement costs and capitalized interest. This method differs from the successful efforts method of accounting for these activities. The primary differences between these two methods are the treatment of exploratory dry hole costs. These costs are generally expensed under successful efforts when the determination is made that measurable reserves do not exist. Geological and geophysical costs are also expensed under the successful efforts method. Under the full cost method, both dry hole costs and geological and geophysical costs are capitalized into the full cost pool, which is then periodically assessed for recoverability as discussed below.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We amortize capitalized costs using the unit of production method over the life of our proved reserves. Capitalized costs associated with unproved properties are excluded from the amortizable base until these properties are evaluated. Future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values, are included in the amortizable base. Beginning January 1, 2003, we began capitalizing asset retirement costs associated with proved developed natural gas and oil reserves into our full cost pool pursuant to Statements of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations as discussed below.

      Our capitalized costs, net of related income tax effects, are limited to a ceiling based on the present value of future net revenues using end of period spot prices discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, net of related income tax effects. If these discounted revenues are not greater than or equal to the total capitalized costs, we are required to write-down our capitalized costs to this level. We perform this ceiling test calculation each quarter. Any required write-downs are included in our income statement as a ceiling test charge. Our ceiling test calculations include the effects of derivative instruments we have designated as, and that qualify as, cash flow hedges of our anticipated future natural gas and oil production.

      When we sell or convey interests in our natural gas and oil properties, we reduce our reserves for the amount attributable to the sold or conveyed interest. We do not recognize a gain or loss on sales of our natural gas and oil properties, unless those sales would significantly alter the relationship between capitalized costs and proved reserves. We treat sales proceeds on non-significant sales as an adjustment to the cost of our properties.

Property, Plant and Equipment (Other than Natural Gas and Oil Properties)

      Our, property, plant and equipment, other than our assets accounted for under the full cost method, is recorded at its original cost of construction or, upon acquisition, at the fair value of the assets acquired. We capitalize the major units of property replacements or improvements and expense minor items. We depreciate our property, plant and equipment using the straight-line method over the useful lives of the assets ranging from three to 15 years.

Asset Impairments on Other Than Natural Gas and Oil Properties and Equity Investments

      We apply the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, to account for asset and investment impairments related to non-full cost pool assets. Under these standards, we evaluate an asset or investment for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of the asset’s carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investment in unconsolidated affiliates. If an impairment is indicated or if we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets to be sold and our established time frame for completing the sales, among other factors.

Revenue Recognition

      Our revenues are derived primarily through the physical sale of natural gas, oil, condensate and natural gas liquids. Revenues from sales of these products are recorded upon the passage of title using the sales

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method, net of any royalty interests or other profit interests in the produced product. When actual natural gas sales volumes exceed our entitled share of sales volumes, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds our share of the remaining estimated proved natural gas reserves for a given property, we record a liability. Costs associated with the transportation and delivery of production are included in cost of sales.

Environmental Costs and Other Contingencies

      We record liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. We recognize a current period expense for the liability when clean-up efforts do not benefit future periods. We capitalize costs that benefit more than one accounting period, except in instances where separate agreements or legal or regulatory guidelines dictate otherwise. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage or government sponsored programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

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

Price Risk Management Activities

      We engage in hedging activities on our natural gas and oil production to obtain more determinable cash flows and to mitigate the risk of downward price movements on sales of these commodities. We do this through natural gas and oil swaps with our affiliate, El Paso Marketing.

      We account for our derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, these derivatives are reflected in our balance sheet at their fair value as assets and liabilities from price risk management activities. We classify our derivatives as either current or non-current assets or liabilities based on our overall position by counterparty and their anticipated settlement date.

      The settlement of derivatives used in our hedging activities are reflected as revenues in our income statements. Cash inflows and outflows associated with the settlement of our derivative instruments are recognized in operating cash flows, and any receivables and payables resulting from these settlements are reported as affiliate receivables or payables on our balance sheet.

Income Taxes

      El Paso maintains a tax accrual policy to record both regular and alternative minimum taxes for companies included in its consolidated federal and state income tax returns. The policy provides, among other things, that (i) our taxable income position will accrue a current expense equivalent to our federal and state income taxes, and (ii) our tax loss position will accrue a benefit to the extent our deductions, including general business credits, can be utilized in El Paso’s consolidated returns. El Paso pays all consolidated U.S. federal

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and state income tax directly to the appropriate taxing jurisdictions and, under a separate tax billing agreement, El Paso may bill or refund us for our portion of these income taxes.

      Pursuant to El Paso’s policy, we record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

Accounting for Asset Retirement Obligations

      On January 1, 2003, we adopted SFAS No. 143, which requires that we record a liability for retirement and removal costs of long-lived assets used in our business. Our asset retirement obligations are associated with our natural gas and oil wells and related infrastructure. We have obligations to plug wells when production on those wells is exhausted, and we abandon them. We currently forecast that these obligations will be met at various times, generally over the next ten years, based on the expected productive lives of the wells and the estimated timing of plugging and abandoning those wells. In estimating the liability associated with our asset retirement obligations, we utilize several assumptions, including credit-adjusted discount rates, projected inflation rates, and the estimated timing and amounts of settling our obligations, which are based on internal models and external quotes. The following is a summary of our asset retirement liabilities and the significant assumptions we used at December 31:

	2004	2003

	(In millions,
	except for rates)
Current asset retirement liability	$3	$9
Non-current asset retirement liability(1)	$100	$70
Discount rates	6-8%	8-10%
Inflation rates	2.5%	2.5%

(1)	We estimate that approximately 60% of our non-current asset retirement liability as of December 31, 2004 will be settled in the next five years.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Our asset retirement liabilities are recorded at their estimated fair value utilizing the assumptions above, with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the remaining useful life of the long-lived asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record in depreciation, depletion and amortization expense in our income statement. In the first quarter of 2003, we recorded a benefit as a cumulative effect of accounting change of approximately $1 million, net of income taxes, related to our adoption of SFAS No. 143.

      The net asset retirement liability as of December 31, reported in other current and non-current liabilities in our balance sheet, and the changes in the net liability for the year ended December 31, were as follows:

	2004	2003

	(In millions)
Net asset retirement liability at January 1,	$79	$76
Liabilities settled	(15)	(16)
Accretion expense	9	7
Liabilities incurred	13	4
Changes in estimate	17	8

Net asset retirement liability at December 31,	$103	$79

      Our changes in estimate represent changes to the expected amount and timing of payments to settle our asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug our natural gas and oil wells and the costs to do so. Had we adopted SFAS No. 143 as of January 1, 2002, our aggregate current and non-current retirement liabilities on that date would have been approximately $69 million and our income from continuing operations and net income for the year ended December 31, 2002, would have been lower by $5 million.

2.	Acquisitions and Divestitures

      During the past three years ended December 31, 2004, we have entered into significant acquisition and divestiture transactions. Additionally, we have entered into acquisitions in 2005, all of which are discussed below. For more information on our acquisitions from and divestitures to affiliates, see Note 10.

Acquisitions

      In July 2002, we acquired Vermejo Mineral Corporation from a third party for approximately $140 million. This acquisition was accounted for as a purchase and the purchase price was assigned to natural gas and oil properties in our full cost pool. In June 2004, we acquired additional working interests in natural gas properties in the White Oak Creek field in Alabama from a third party for $22 million.

      In January 2005, we announced two acquisitions in east Texas and south Texas totaling $211 million. In March 2005, we purchased the interest held by one of the parties under a net profits interest agreement for approximately $40 million as further discussed under the heading Supplemental Natural Gas and Oil Operations. These acquisitions added properties with approximately 131 Bcfe of existing proved reserves and 48 MMcfe/d of current production.

Divestitures

      In March 2003, we sold natural gas and oil properties located in Oklahoma, Texas, and offshore Gulf of Mexico for approximately $450 million, and we did not recognize a gain or loss on the reserves sold. In March 2002, we sold natural gas and oil properties located in east and south Texas for approximately

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$382 million. We recognized a $209 million gain on the sale of the east Texas properties as the reserves sold significantly altered the relationship between capitalized costs and proved reserves in our full cost pool. We completed these sales as part of El Paso’s plan to improve its liquidity and respond to changing market conditions.

3.	Income Taxes

      The following table reflects the components of income taxes included in income from continuing operations before cumulative effect of accounting change for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Current
Federal	$(30)	$189	$39
State	(1)	25	—

	(31)	214	39

Deferred
Federal	73	(118)	119
State	7	(8)	3

	80	(126)	122

Total income tax expense	$49	$88	$161

      Our income taxes, included in income from continuing operations before cumulative effect of accounting change, differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

	2004	2003	2002

	(In millions, except rates)
Income tax expense at the statutory federal rate of 35%	$44	$76	$162
Increase (decrease)
State income tax, net of federal income tax benefit(1)	4	12	2
Earnings from unconsolidated affiliates	—	—	(4)
Other	1	—	1

Income tax expense	$49	$88	$161

Effective tax rate	39%	40%	35%

(1)	State income taxes for 2003 include the effect of properties sold in Oklahoma.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following are the components of our net deferred tax asset as of December 31:

	2004	2003

	(In millions)
Deferred tax assets
Net operating loss and tax credit carryforwards	$174	$151
Property, plant and equipment(1)	—	38
Price risk management activities	192	162
Other	16	17

Total deferred tax asset	382	368

Deferred tax liabilities
Property, plant and equipment(1)	75	—
Employee benefits	40	43
Merger related costs	49	51

Total deferred tax liability	164	94

Net deferred tax asset	$218	$274

(1)	We elected to capitalize intangible drilling costs, under Section 59(e) of the Internal Revenue Code, beginning with the 2002 tax year, and those costs are being amortized at a faster rate for tax purposes compared to book purposes. The difference between tax and book amortization caused the deferred taxes associated with property, plant, and equipment to change from an asset in 2003 to a liability in 2004.

     Under El Paso’s tax allocation policy, we are allocated the tax effects associated with sales of stock by employees under an employee stock purchase plan, the exercise of non-qualified stock options and the vesting of restricted stock, as well as dividends on restricted stock. This allocation decreased the deferred taxes payable by $1 million in 2004, increased the deferred taxes payable by $5 million in 2003 and decreased the deferred taxes payable by $2 million in 2002. These tax effects are included in additional paid-in capital in our balance sheets.

      As of December 31, 2004, we had available net operating loss carryforwards of approximately $426 million. The net operating loss carryforward periods end in the years 2017 through 2024. We also have alternative minimum tax carryforwards of approximately $25 million, which are carried forward indefinitely. Usage of our federal carryover is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as separate return limitation year rules of IRS regulations.

4.	Financial Instruments and Price Risk Management Activities

      The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31:

	2004		2003

	Carrying	Fair	Carrying
	Amount	Value	Amount	Fair Value

	(In millions)
Long-term debt	$1,200	$1,262	$1,200	$1,182
Net liabilities from price risk management activities	$516	$516	$443	$443

      As of December 31, 2004 and 2003, the carrying amounts of cash and cash equivalents, and trade receivables and payables represented fair value because of the short-term nature of these instruments. We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      We use derivative financial instruments to hedge the cash flow impact of our market price risk exposures on our forecasted transactions related to our natural gas and oil production. A majority of our commodity sales are at spot market prices. We may use futures, forward contracts and swaps to limit our exposure to fluctuations in the commodity markets with the objective of realizing a fixed cash flow stream from these activities. Changes in derivative fair values that are designated as cash flow hedges are deferred in accumulated other comprehensive income to the extent that they are effective and are not included in income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a cash flow hedge’s change in value is recognized immediately in earnings as a component of operating revenues in our income statement.

      We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. We also assess whether these derivatives are highly effective in offsetting changes in cash flows of the hedged items. We discontinue hedge accounting prospectively if we determine that a derivative is no longer highly effective as a hedge or if we decide to discontinue the hedging relationship.

      As of December 31, 2004 and 2003, the value of cash flow hedges included in accumulated other comprehensive income was a net unrealized loss of $313 million and $268 million, net of income taxes. We estimate that unrealized losses of $173 million, net of income taxes, will be reclassified from accumulated other comprehensive income during 2005. Reclassifications occur upon physical delivery of the hedge commodity and the corresponding expiration of the hedge. The maximum term of our cash flow hedges is 8 years; however, most of our cash flow hedges expire within the next 24 months.

      For the years ended December 31, 2004, 2003 and 2002, we recognized a net loss of $1 million, $5 million and $7 million, net of income taxes, related to the ineffective portion of all cash flow hedges.

      In December 2004, we removed the hedging designation on derivatives that had a fair value loss at that time of $520 million. This amount, net of income taxes of $192 million, has been reflected in accumulated other comprehensive income and will be reclassified to income as the original hedged transactions settle in 2005 and 2006.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

      Presented below is an analysis of the capitalized costs of natural gas and oil properties by year of expenditure that are not being amortized as of December 31, 2004, pending determination of proved reserves (in millions):

	Cumulative	Costs Excluded for			Cumulative
	Balance	Years Ended			Balance
	December 31,	December 31,			December 31,

	2004	2004	2003	2002	2001

Acquisition	$126	$39	$34	$45	$8
Exploration	96	33	45	13	5
Development	31	1	2	28	—

	$253	$73	$81	$86	$13

      Projects presently excluded from amortization are in various stages of evaluation. The majority of these costs are expected to be included in the amortization calculation in the years 2005 through 2008.

      During 2004, 2003 and 2002, our weighted average unit of production depletion rate on our natural gas and oil properties per Mcfe was $1.81, $1.59 and $1.42.

      In the fourth quarter of 2004, we incurred an $8 million impairment on fixed assets related to the relocation of our offices.

6.	Debt and Other Credit Facilities

      In March 2003, El Paso obtained a $1.2 billion, London Interbank Offered Rate (LIBOR) plus 4.25% bridge loan, collateralized by substantially all of our natural gas and oil reserves. El Paso loaned $913 million of the proceeds to several of our subsidiaries. These subsidiaries subsequently distributed the amounts to El Paso to retire the net balance of $913 million on El Paso’s Red River financing arrangement. Prior to repayment of the Red River financing, the cash generated from our assets was restricted for amortization requirements on the Red River arrangement. For the year ended December 31, 2003, we recorded interest expense of $23 million to El Paso related to this financing arrangement. See Note 10 for a further discussion of the Red River financing arrangement.

      In May 2003, we issued $1.2 billion of 7.75% senior unsecured notes due June 1, 2013 and received net proceeds of $1.17 billion. We used these proceeds to repay our obligation to El Paso in conjunction with the Red River financing arrangement as discussed above. The 7.75% senior unsecured notes are fully and unconditionally guaranteed by our wholly-owned subsidiary guarantors on a joint and several basis. There are no independent assets or operations at the holding company level, and our subsidiaries, other than the subsidiary guarantors, are minor.

      Under the indenture covering the 7.75% senior unsecured notes we and our Restricted Subsidiaries (as defined in the indenture) are subject to a number of restrictions and covenants. These include (i) limitations on the incurrence of additional debt if there is a default or our Consolidated Coverage Ratio (as defined in the indenture) is below 2.0 to 1.0, (ii) limitations on dividends that can be made based on Free Cash Flow and Net Cash Proceeds (each as defined in the indenture) (there are no restrictions on the amount of dividends that our Restrictive Subsidiaries can make to us), (iii) limitations on asset sales, (iv) limitations on affiliate transactions, (v) limitations on liens securing debt and (vi) limitations on providing cash to El Paso under its cash management program. As of December 31, 2004, we were in compliance with these covenants.

      In addition, our 7.75% senior unsecured notes contain a $25 million cross-acceleration provision.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commitments and Contingencies

Legal Proceedings and Other Contingencies

      Grynberg. A number of El Paso entities, including our subsidiary, El Paso Production Company, are named defendants in actions filed in 1997 brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss have been filed on behalf of all defendants. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

      Will Price (formerly Quinque). A number of El Paso entities, including our subsidiary, El Paso Production Company, are named as defendants in Will Price et al v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys’ fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs’ motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied on April 10, 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action petition has since been filed as to the heating content claims. The plaintiffs have filed motions for class certification in both proceedings and the defendants have filed briefs in opposition thereto. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

      Black Warrior Methane. In September 2001, an explosion at the Brookwood Coal Mine #5 in Tuscaloosa, Alabama resulted in 13 fatalities and numerous other injuries. The mine is owned and operated by Jim Walter Resources (JWR). El Paso has no ownership interest in the mine. However, we are a 50 percent stockholder in Black Warrior Methane Corporation (Black Warrior), which was involved in the extraction of methane from the mine, and which is a named defendant in 19 of the lawsuits filed to date. El Paso Production Company is named as a defendant in the 22 cases filed to date. Plaintiffs have asserted a joint venture theory of liability against JWR, Black Warrior and El Paso Production Company, alleging that the defendants have breached a duty to properly degasify the mine. We are being defended as an additional insured under Black Warrior’s insurance policy. Black Warrior has also asserted that it qualifies as an insured under El Paso’s corporate insurance policy. The parties have settled this matter and the settlement was covered by insurance, except for a deductible amount.

      Reserve Revisions. In March 2004, El Paso received a subpoena from the SEC requesting documents relating to its December 31, 2003 natural gas and oil reserve revisions. El Paso and its Audit Committee have also received federal grand jury subpoenas for documents regarding the reserve revisions. We are assisting El Paso and its Audit Committee in their efforts to cooperate with the SEC’s and the U.S. Attorney’s investigations into this matter.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

      Other. During the third quarter of 2004, we discovered that the supplier of electricity to our Raton field in New Mexico may have underbilled us for electricity usage during the last two years. We are currently reviewing information concerning this matter and do not expect this matter to have a significant impact on our financial statements.

      For each of our outstanding legal and other contingent matters, we evaluate the merits of the item, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly. As of December 31, 2004, we had approximately $4 million accrued for all outstanding legal and other contingent matters.

Environmental Matters

      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2004, we had no accrual for remediation costs and associated onsite, offsite and groundwater technical studies or for related environmental legal costs.

      Air Permit Violation. In March 2003, the Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order and Notice of Potential Penalty to our subsidiary, El Paso Production Company, alleging that it failed to timely obtain air permits for specified oil and gas facilities. El Paso Production Company requested an adjudicatory hearing on the matter. The hearing has been stayed by agreement to allow El Paso Production Company and LDEQ time to possibly settle this matter. Negotiations are ongoing for resolving this matter.

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

Lease Obligations

      We lease office space and various equipment under operating lease agreements. As of December 31, 2004, the annual minimum lease payments under non-cancelable future operating lease commitments were less than $1 million for each of the years 2005 and 2009. These amounts exclude minimum annual commitments paid by El Paso, which are allocated to us through an overhead allocation. Rental expense for operating leases, including the overhead allocation, was approximately $5 million for the year ended December 31, 2004 and approximately $4 million for each of the years ended December 31, 2003 and 2002.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commercial Commitments

      At December 31, 2004, we have various commercial commitments totaling $94 million, primarily related to transportation obligations. Our annual obligations under these arrangements are $10 million in 2005, $11 million for each of the years 2006 through 2007, $18 million in 2008, $11 million in 2009 and $33 million in total thereafter.

8.	Retirement Benefits

Pension and Retirement Benefits

      El Paso maintains a primary pension plan that is a defined benefit plan that covers substantially all of our U.S. employees and provides benefits under a cash balance formula.

      El Paso also maintains a defined contribution plan covering all of our U.S. employees. Prior to May 1, 2002, El Paso matched 75 percent of participant basic contributions up to 6 percent, with the matching contributions being made to the plan’s stock fund which participants could diversify at any time. After May 1, 2002, the plan was amended to allow for company matching contributions to be invested in the same manner as that of participant contributions. Effective March 1, 2003, El Paso suspended the matching contribution, but reinstituted it again at a rate of 50 percent of participant basic contributions up to 6 percent on July 1, 2003. Effective July 1, 2004, El Paso increased the matching contributions to 75 percent of participant basic contributions up to 6 percent. El Paso is responsible for benefits accrued under its plan and allocates the related costs to its affiliates.

Other Postretirement Benefits

      El Paso provides limited postretirement life insurance benefits for current and retired employees. El Paso is responsible for benefits accrued under its plan and allocates the related costs to its affiliates. We do not provide subsidized postretirement medical benefits.

9.	Supplemental Cash Flow Information

      The following table contains supplemental cash flow information for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Interest paid, net of amounts capitalized	$79	$36	$—
Income tax payments(1)	127	—	—

(1)	In 2004, we settled income taxes with our parent under our tax sharing agreement. There were no income tax settlements in 2003 and 2002.

10.	Investments in Unconsolidated Affiliates and Related Party Transactions

Investments in Unconsolidated Affiliates

      Noric L.L.C. and Clydesdale Associates, L.P. Prior to their sale in 2003, we had ownership interests in several companies, including a 62 percent equity interest in Noric Holdings I, an 8.2 percent voting interest in Clydesdale Associates, L.P. and a 62 percent effective interest in Noric, L.L.C. (an investment of Noric Holding I), that El Paso formed in 2000 for the purpose of generating funds for El Paso to invest in capital projects and other assets. In April 2003, we sold our interest in Noric Holdings I, our consolidated subsidiary, to an affiliate of El Paso for less than $1 million. Our investment in Noric Holdings I, at the time of the sale, was $148 million. Because this sale involved entities under the common control of El Paso, we recorded the

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

difference between the cash consideration and book value of the investment as a dividend. As a result of the sale of our interest in Noric Holdings I, we no longer have investments in Noric, L.L.C. and Clydesdale Associates, L.P., (Clydesdale). We accounted for our investments in Noric, L.L.C. and Clydesdale, using the equity and cost methods of accounting, respectively. For the years ended December 31, 2003 and 2002, we recognized $9 million and $15 million in equity earnings from our investment in these unconsolidated affiliates. In May 2002, we were notified by Clydesdale that it had distributed cash of $8 million in excess earnings to us because of a change in the pro-rata allocation between us and other investors. We returned the excess earnings and reflected this transaction on our statement of income as a reduction in earnings from unconsolidated affiliates.

      Black Warrior Transmission Corp. We hold a 50 percent ownership interest in Black Warrior Transmission Corp. and account for this investment using the equity method of accounting. Our investment was $6 million as of December 31, 2004 and 2003. We recognized equity earnings of less than $1 million for each of the years ended December 31, 2004, 2003 and 2002 from this unconsolidated affiliate.

Related Party Transactions

      Affiliate Receivables and Payables. We sell our natural gas primarily to affiliates of El Paso at spot-market prices. Current receivables due from affiliates at December 31, 2004 and 2003, were $92 million and $58 million. Payables due to affiliates at December 31, 2003, were $7 million. These affiliate receivables and payables were created in the normal course of business.

      Additionally, we are party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have federal income tax receivables of $15 million in other current assets and $32 million in other non-current assets at December 31, 2004, on our balance sheet. We also have federal and state income taxes payable of $8 million and $118 million at December 31, 2004 and 2003, included in income tax payable to affiliate on our balance sheet. The majority of these balances will become payable to or receivable from El Paso under the tax accrual policy as further described in Note 1.

      Cash Management Program. Subject to limitations in our indenture, we participate in El Paso’s cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. At December 31, 2004 and 2003, we had receivables from El Paso of $477 million and $688 million, of which $145 million and $393 million are classified as current notes receivables from affiliates on our balance sheets. The interest rate was 2.0% and 2.8% at December 31, 2004 and 2003 on these advances.

      Red River Financing. During 1999, El Paso formed various companies for the purpose of generating funds for El Paso to invest in capital projects and other assets.

      During March 2002, we acquired natural gas and oil properties located in south Texas from an affiliate of El Paso CGP for approximately $400 million in cash in order to maintain an adequate collateral balance for our Red River financing arrangement. Because this property acquisition involved entities under the common control of El Paso, we recorded the acquired properties at their El Paso CGP carryover basis net book value of $130 million, along with an associated deferred tax asset of $91 million. The $171 million difference between the cash consideration price and the carryover basis of the acquired properties was reflected as a dividend.

      In the first quarter of 2003, in conjunction with El Paso’s Red River financing arrangement transactions, as further discussed in Note 6, we contributed $56 million to El Paso for a partial payment of its Red River financing arrangement and we made a $150 million dividend to El Paso of demand loans established under this financing arrangement.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Dividends. During 2003 and 2002, we made dividends of $1.6 billion and $298 million to El Paso, of which $320 million in 2003 were non-cash dividends. These dividends are primarily related to the Red River transactions discussed above and in Note 6. There were no dividends declared or paid in 2004.

      Capital Contributions. In the first quarter of 2005, El Paso contributed approximately $79 million to us to partially fund the acquisition of the natural gas and oil properties in east Texas.

      Acquisitions and Divestitures. During 2003, we acquired natural gas and oil properties and a gas gathering system from El Paso for a total of $53 million. In March 2002, we acquired natural gas and oil properties in south Texas from an affiliate, El Paso CGP, as discussed above under the heading Red River Financing, and the Prince offshore platform from GulfTerra Energy Partners (GulfTerra) for $190 million.

      In March 2003, we distributed our ownership interests in El Paso Energy Oil Transmission L.L.C., El Paso Energy Minerals, L.L.C., and El Paso Energy Minerals Leasing, L.L.C. to El Paso CGP. At the time of these distributions, our combined investment in these subsidiaries was $24 million. In April 2003, we sold our interest in Noric Holdings I, as discussed above.

      Affiliate Revenues and Expenses. We enter into a number of transactions with affiliates in the ordinary course of conducting our business as described below. The following table shows revenues and charges to/ from our affiliates for each of the three years ended December 31:

	2004	2003	2002

Operating revenues	$403	$751	$685
Operating expenses from affiliates	127	137	131
Reimbursements of operating expenses charged to affiliates	111	122	141

•	El Paso. We are allocated a portion of El Paso’s corporate overhead which covers charges related to management, legal, financial, tax, consultative administrative and other services, including employee benefits, annual incentive bonuses, rent, insurance, and information technology. The allocation of these expenses is based upon the relative size of our EBIT, gross property and payroll. We also entered into a service agreement with El Paso that provides for a reimbursement of 2.5 cents per MMBtu in 2005 and 2006 for our expected administrative costs associated with hedging transactions we entered into in December 2004.

We also allocate a portion of El Paso’s corporate overhead allocated to us and our general corporate overhead to affiliates of El Paso CGP for management, legal, accounting, financial, tax, consulting, administrative, and other services. This allocation is reflected on our statements of income as a reduction in operations and maintenance expense.

•	El Paso Marketing. We are a party to a master hedging contract with El Paso Marketing whereby we hedge a portion of our natural gas production with El Paso Marketing. Realized gains and losses on these hedges are included in our operating revenues.

•	El Paso CGP. Our affiliate El Paso CGP, through its subsidiaries, engages in the exploration for and the acquisition, development and production of natural gas and oil. We do not have an agreement with El Paso CGP or its subsidiaries regarding the allocation of business opportunities and therefore we may pursue opportunities that are also being pursued by El Paso CGP’s subsidiaries.

In addition, our officers, directors and personnel also provide services to El Paso CGP and its subsidiaries pursuant to our shared services arrangement and therefore share their time and services between us and El Paso CGP.

•	El Paso Field Services and Pipelines. We also contract for services with El Paso Field Services Company and El Paso’s regulated interstate pipelines. These companies provide transportation, gathering, processing, and treating for our natural gas, oil, condensate, and liquids production to us.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	GulfTerra. GulfTerra, an equity investment in which El Paso previously had a general and limited partner ownership, was a publicly traded master limited partnership that provided natural gas and oil gathering, transportation, processing, storage, and other related services to us. In a series of transactions in September 2004 and January 2005, El Paso sold all of its equity interest in GulfTerra.

Supplemental Selected Quarterly Financial Information (Unaudited)

      Financial information by quarter, is summarized below:

	Quarters Ended

	March 31	June 30	September 30	December 31	Total

	(In millions)
2004
Operating revenues	$219	$193	$168	$185	$765
Operating income	64	60	41	24	189
Income from continuing operations	33	27	14	4	78
Net income	33	27	14	4	78

	Quarters Ended

	March 31	June 30	September 30	December 31	Total

	(In millions)
2003
Operating revenues	$303	$234	$199	$159	$895
Operating income	117	72	52	25	266
Income from continuing operations	67	32	21	10	130
Net income	68	32	21	10	131

Supplemental Natural Gas and Oil Operations (Unaudited)

      We are engaged in the exploration for, and the acquisition, development and production of natural gas, oil, condensate and natural gas liquids. We primarily operate in Alabama, Louisiana, New Mexico, Oklahoma, Texas and the Gulf of Mexico.

      Capitalized costs relating to natural gas and oil producing activities and related accumulated depreciation, depletion and amortization were as follows at December 31:

	2004	2003

	(In millions)
Natural gas and oil properties:
Costs subject to amortization(1)	$7,399	$7,197
Costs not subject to amortization	253	252

	7,652	7,449
Less accumulated depreciation, depletion and amortization	5,239	5,141

Net capitalized costs	$2,413	$2,308

FAS 143 abandonment liability	$103	$79

(1)	As of January 1, 2003 we adopted SFAS No. 143, which is further discussed in Note 1. Included in our costs subject to amortization at December 31, 2004 and 2003 are SFAS No. 143 asset values of $66 million and $47 million.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Costs incurred in natural gas and oil producing activities, whether capitalized or expensed, were as follows for each of the years ended December 31:

	2004	2003	2002

	(In millions)
Property acquisition costs
Proved properties	$27	$37	$339
Unproved properties	28	26	16
Exploration costs(1)	98	252	326
Development costs(1)	245	398	695

Costs expended	398	713	1,376

Asset retirement obligation costs(2)	19	47	—

Total costs incurred	$417	$760	$1,376

(1)	Excludes approximately $77 million and $76 million that was paid during 2004 and 2003 by third parties under net profits interest agreements.
(2)	In January 2003 we adopted SFAS No. 143, which is further discussed in Note 1. The cumulative effect of adopting SFAS No. 143 was approximately $1 million.

     The table above includes capitalized internal costs incurred in connection with acquisition, development and exploration of natural gas and oil reserves of $22 million, $8 million and $6 million for the years ended December 31, 2004, 2003 and 2002. The table also includes capitalized interest of $18 million and $12 million for the years ended December 31, 2004 and 2003. We did not capitalize interest for the year ended December 31, 2002.

      In our January 1, 2005 reserve report, the amounts estimated to be spent in 2005, 2006 and 2007 to develop our booked proved undeveloped reserves are $152 million, $168 million and $106 million.

      Net quantities of proved developed and undeveloped reserves of natural gas, oil and condensate and NGL, and changes in these reserves at December 31, 2004, are presented below. All of our proved properties and reserves are located in the United States. Information in this table is based on our internal reserve report. Ryder Scott Company, an independent petroleum engineering firm, prepared a reserve estimate of our natural gas and oil reserves for 92 percent of our properties by volume. The total estimate of proved reserves prepared by Ryder Scott was within five percent of our internally prepared estimates presented in this table. This information is consistent with estimates of reserves filed with other federal agencies except for differences of less than five percent resulting from actual production, acquisitions, property sales, necessary reserve revisions and additions to reflect actual experience. Ryder Scott Company was retained by and reports to the Audit

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee of El Paso’s Board of Directors. The properties reviewed by Ryder Scott represented 90 percent of our proved properties based on value.

		Oil &
	Natural Gas	Condensate	NGL
	(Bcf)	(MBbls)	(MBbls)

Net proved developed and undeveloped reserves(1)
January 1, 2002	1,222	20,734	5,337
Revisions of previous estimates	19	291	1,137
Extensions, discoveries and other	554	4,802	2,818
Purchase of reserves in place	137	62	—
Sales of reserves in place	(171)	(1,776)	(900)
Production	(215)	(7,356)	(2,272)

December 31, 2002	1,546	16,757	6,120
Revisions of previous estimates	2	102	329
Extensions, discoveries and other	316	2,720	399
Purchases of reserves in place	64	303	337
Sales of reserves in place(2)	(300)	(3,595)	(317)
Production	(191)	(3,679)	(2,040)

December 31, 2003	1,437	12,608	4,828
Revisions of previous estimates	(133)	(1,318)	1,482
Extensions, discoveries and other	53	325	5
Purchases of reserves in place	15	—	—
Sales of reserves in place(2)	(18)	(1,268)	—
Production	(142)	(2,375)	(1,713)

December 31, 2004	1,212	7,972	4,602

Proved developed reserves
December 31, 2002	1,063	12,715	4,299
December 31, 2003	926	9,244	4,529
December 31, 2004	868	5,669	4,259

(1)	Net proved reserves exclude royalties and interests owned by others and reflects contractual arrangements and royalty obligations in effect at the time of the estimate.
(2)	Sales of reserves in place include 17,295 MMcf and 17,363 MMcf of natural gas and 1,268 MBbls and 779 MBbls of oil, condensate and NGL conveyed to third parties under net profits interest agreements in 2004 and 2003.

    During 2004, we had approximately 132 Bcfe of negative reserve revisions that were largely performance-driven. Our reserve revisions were primarily concentrated onshore in our coal bed methane operations and offshore in the Gulf of Mexico:

Onshore. The onshore region recorded 86 Bcfe of negative reserve revisions. All of the negative reserve revisions are related to performance results from producing wells or the recent drilling program coupled with the related impact on booked proven undeveloped locations.

Offshore. The offshore region recorded 43 Bcfe of negative reserve revisions in the Gulf of Mexico. This is a result of mechanical failures and producing well performance. In addition, the drilling of development wells resulted in adjustments to proved undeveloped reserves as a result of production performance in offsetting locations.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. All estimates of proved reserves are determined according to the rules prescribed by the SEC. These rules indicate that the standard of “reasonable certainty” be applied to proved reserve estimates. This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely than a negative, or downward, revision. Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate. Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based. In general, the volume of production from natural gas and oil properties we own declines as reserves are depleted. Except to the extent we conduct successful exploration and development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2004, except as discussed below.

      In January 2005, we announced two acquisitions in east Texas and south Texas for $211 million. In March 2005, we purchased the interest held by one of the parties under a net profits interest agreement, as discussed below, for approximately $40 million. These acquisitions added properties with approximately 131 Bcfe of proved reserves and 48 MMcfe/d of average net production. More importantly, the Texas acquisitions offered additional exploration upside in two of our key operating areas.

      In 2003, we entered into agreements to sell interests in a maximum of 82 wells to a subsidiary of Lehman Brothers (Lehman) and a wholly-owned subsidiary of Nabors Industries, Ltd. (Nabors). As the wells are developed, these parties will pay 70 percent of the drilling and completion costs in exchange for 70 percent of the net profits of the wells sold. As each well is commenced, these parties receive an overriding royalty interest in the form of a net profits interest in each well, under which they are entitled to receive 70 percent of the aggregate net profits of all wells until they have recovered 117.5 percent of their aggregate investment in the wells. Upon this recovery, the net profits interest will convert to a proportionately reduced two percent overriding royalty interest in the wells for the remainder of the wells’ productive life. We do not guarantee a return or the recovery of their costs or any return on their investment. All parties to the agreements have the right to cease participation in the agreements at any time. Upon ceasing participation in the agreements, they will continue to receive their net profits interest on wells previously started, but will relinquish their right to participate in any future wells. During 2004, we have sold interests in 45 wells and total proved reserves of 17,295 MMcf of natural gas and 1,268 MBbls of oil and condensate. They have paid $77 million of drilling and completion costs and were paid $112 million of the revenues net of $7 million of operating expenses associated with these wells for the year ended December 31, 2004.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Results of operations from producing activities by fiscal year were as follows at December 31:

	2004	2003	2002

	(In millions)
Net Revenues
Sales to external customers	$335	$113	$119
Affiliated sales	390	732	675

Total	725	845	794
Production costs(1)	(104)	(109)	(108)
Depreciation, depletion and amortization(2)	(326)	(379)	(396)
Gain on long-lived assets	—	—	209

	295	357	499
Income tax expense	(110)	(131)	(181)

Results of operations from producing activities	$185	$226	$318

(1)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).
(2)	In January 2003, we adopted SFAS No. 143, which is further discussed in Note 1. Our 2004 and 2003 depreciation, depletion and amortization includes accretion expense for SFAS 143 abandonment liabilities of $9 million and $7 million.

    The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves at December 31 follows:

	2004	2003	2002

	(In millions)
Future cash inflows(1)	$7,832	$8,854	$7,728
Future production costs	(2,498)	(2,058)	(1,744)
Future development costs	(691)	(761)	(730)
Future income tax expenses	(929)	(1,368)	(1,383)

Future net cash flows	3,714	4,667	3,871
10% annual discount for estimated timing of cash flows	(1,340)	(1,696)	(1,442)

Standardized measure of discounted future net cash flows	$2,374	$2,971	$2,429

Standardized measure of discounted future net cash flows, including effects of hedging activities	$2,012	$2,537	$2,105

(1)	Excludes $493 million, $739 million and $599 million of future net cash outflows attributable to hedging activities as of December 31, 2004, 2003 and 2002.

    For the calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using year-end 2004 prices of $6.22 per MMBtu for natural gas and $43.45 per barrel of oil. Adjustments for transportation and other charges resulted in a net price of $6.07 per Mcf of gas, $42.09 per barrel of oil and $33.03 per barrel of NGL. We may receive amounts different than the standardized measure of discounted cash flow for a number or reasons, including price changes and the effects of our hedging activities.

      We do not rely upon the standardized measure when making investment and operating decisions. These decisions are based on various factors including probable and proved reserves, different price and cost assumptions, actual economic conditions, capital availability, and corporate investment criteria.

EL PASO PRODUCTION HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following are the principal sources of change in the standardized measure of discounted future net cash flows (in millions):

	Years Ended
	December 31,(1)

	2004	2003	2002

Sales and transfers of natural gas and oil produced net of production costs	$(621)	$(737)	$(678)
Net changes in prices and production costs	(290)	699	1,358
Extensions, discoveries and improved recovery, less related costs	119	710	1,037
Changes in estimated future development costs	(14)	(7)	(40)
Previously estimated development costs incurred during the period	139	160	150
Revision of previous quantity estimates	(324)	11	63
Accretion of discount	359	312	135
Net change in income taxes	233	72	(587)
Purchases of reserves in place	26	168	271
Sale of reserves in place	(62)	(775)	(368)
Change in production rates, timing and other	(162)	(71)	(163)

Net change	$(597)	$542	$1,178

(1)	This disclosure reflects changes in the standardized measure calculation excluding the effects of hedging activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

El Paso Production Holding Company:

      In our opinion, the accompanying consolidated financial statements listed in the Index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of El Paso Production Holding Company and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

Houston, Texas

March 31, 2005

SCHEDULE II

EL PASO PRODUCTION HOLDING COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003 and 2002

(In millions)

		Charged
	Balance at	to Costs		Charged	Balance
	Beginning	and		to Other	at End
Description	of Period	Expenses	Deductions	Accounts	of Period

2004
Allowance for doubtful accounts	$6	$—	$(2)	$1	$5
Legal reserves and other contingencies	4	3	(2)	(1)	4
2003
Allowance for doubtful accounts	$5	$2	$—	$(1)	$6
Legal reserves and other contingencies	8	(3)	(1)	—	4
2002
Allowance for doubtful accounts	$6	$(1)	$—	$—	$5
Legal reserves and other contingencies	8	1	(1)	—	8

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of December 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely discussion regarding required financial disclosure.

      Based on the results of this evaluation, our CEO and CFO concluded that as a result of the material weakness discussed below, our disclosure controls and procedures were not effective as of December 31, 2004. Because of the material weakness, we performed additional procedures to ensure that our financial statements as of and for the year ended December 31, 2004, were fairly presented in all material respects in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

      During 2004, we continued our efforts to ensure our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which will apply to us at December 31, 2006. In our efforts to evaluate our internal control over financial reporting, we have identified the material weakness described below as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      Access to Financial Application Programs and Data. At December 31, 2004, we did not maintain effective controls over access to financial application programs and data. Specifically, we identified internal control deficiencies with respect to inadequate design of and compliance with our security access procedures related to identifying and monitoring conflicting roles (i.e., segregation of duties) and a lack of independent monitoring of access to various systems by our information technology staff, as well as certain users that require unrestricted security access to financial and reporting systems to perform their responsibilities. These control deficiencies did not result in an adjustment to the 2004 interim or annual consolidated financial statements. However, these control deficiencies could result in a misstatement of a number of our financial statement accounts, including property, plant and equipment, accounts payable, operating expenses and potentially others, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Changes in Internal Control over Financial Reporting

      Changes in the Fourth Quarter 2004. There has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Changes in 2005. Since December 31, 2004, we have taken action to correct the control deficiencies that resulted in the material weakness described above including implementing monitoring controls in our information technology areas over users who require unrestricted access to perform their job responsibilities. Other remedial actions have also been identified and are in the process of being implemented.

ITEM 9B.	OTHER INFORMATION

      None.

PART III

      Item 10, “Directors and Executive Officers of the Registrant;” Item 11, “Executive Compensation;” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13, “Certain Relationships and Related Transactions,” have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The audit fees for the years ended December 31, 2004 and 2003 of $1,252,000 and $1,970,000 were for professional services rendered by PricewaterhouseCoopers LLP for the audits of our consolidated financial statements. The amount reflected for audit fees for 2003 includes $1,520,000 that was billed after we filed our 2003 Form 10-K related to audit work performed on our 2003 financial statements as a result of the restatements we made in 2003.

All Other Fees

      No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2004 and 2003.

Policy for Approval of Audit and Non-Audit Fees

      We are a wholly-owned direct subsidiary of El Paso and do not have a separate audit committee. El Paso’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see the El Paso proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) The following documents are filed as a part of this report:

      1. Financial statements.

        The following consolidated financial statements are included in Part II, Item 8 of this report:

EL PASO PRODUCTION HOLDING COMPANY

EXHIBIT LIST

December 31, 2004

      Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

Exhibit
Number		Description

3	.A	Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on May 23, 2003 (Exhibit 3.1 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
3	.B	By-laws effective as of June 24, 2002 (Exhibit 3.2 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
4	.A	Indenture dated as of May 23, 2003 by and between El Paso Production Holding Company, the Subsidiary Guarantors named therein and Wilmington Trust Company, as Trustee (Exhibit 4.1 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
4	.A.1	First Supplemental Indenture dated January 31, 2004 among El Paso Production Holding Company, the Subsidiary Guarantors named therein and Wilmington Trust Company, as Trustee (Exhibit 4.A.1 to our 2003 Form 10-K).
4	.A.2	Consent by the Holders (as defined therein) effective July 26, 2004 Relating to a Proposed Waiver under the Indenture, as Supplemented, Governing El Paso Production Holding Company’s $1,200,000,000 Aggregate Principal Amount of Issued and Outstanding 7 3/4% Senior Notes due 2013 (Exhibit 4.A.2 to our 2003 Form 10-K).
4	.A.3	Second Supplemental Indenture dated July 26, 2004 among El Paso Production Holding Company, the Subsidiary Guarantors named therein and Wilmington Trust Company, as Trustee (Exhibit 4.A.3 to our 2003 Form 10-K).
10	.A	ISDA Master Agreement, dated as of January 1, 2001, between El Paso Merchant Energy, L.P. and El Paso Production Company (Exhibit 10.1 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
10	.B	Services Agreement, dated as of May 23, 2003, between El Paso Energy Service Company and El Paso Production Holding Company (Exhibit 10.2 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
10	.C	Services Agreement dated as of May 23, 2003, between El Paso Production Oil & Gas Company and El Paso Production Holding Company (Exhibit 10.3 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
+10	.D	El Paso Production Companies Long-Term Incentive Plan effective as of January 1, 2003 (Exhibit 10.AA to El Paso’s 2003 First Quarter Form 10-Q).
+10	.D.1	Amendment No. 1 to the El Paso Production Companies Long-Term Incentive Plan effective as of June 6, 2003 (Exhibit 10.13 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
+10	.D.2	Amendment No. 2 to the El Paso Production Companies Long-Term Incentive Plan effective as of December 31, 2003 (Exhibit 10.D.2 to our 2003 Form 10-K).
+10	.E	Termination of Employment Agreement between El Paso CGP Company and Rodney D. Erskine effective as of December 16, 2002 (Exhibit 10.17 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
10	.F	Federal and State Tax Reimbursement Agreement among El Paso Corporation and the Controlled Entities (named therein), effective as of May 22, 2003 (Exhibit 10.18 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).

Exhibit
Number		Description

10	.G	El Paso Corporation and Consolidated Subsidiaries Accounting Policy for the Accrual of U.S. Federal Income Taxes, effective as of January 1, 2002 (Exhibit 10.19 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
10	.H	Intercompany State Income Tax Allocation and Payments Policy, effective for tax years beginning after January 29, 2001 (Exhibit 10.20 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
10	.I	Purchase and Sale Agreement (Red River) by and among El Paso Production Company, El Paso Production GOM Inc. and Lehman Commercial Paper Inc., dated October 3, 2003 (Exhibit 10.21 to Amendment No. 2 to our Form S-4 filed on November 24, 2003, Registration No. 333-106586).
10	.J	First Amendment to Purchase and Sale Agreement by and among El Paso Production Company, El Paso Production GOM Inc. and Lehman Commercial Paper Inc., dated October 6, 2003 (Exhibit 10.22 to Amendment No. 2 to our Form S-4 filed on November 24, 2003, Registration No. 333-106586).
10	.K	Purchase and Sale Agreement (Red River) by and among El Paso Production Company, El Paso Production GOM Inc. and Ramshorn Investments, Inc., dated October 8, 2003 (Exhibit 10.23 to Amendment No. 2 to our Form S-4 filed on November 24, 2003, Registration No. 333-106586).
10	.L	Purchase Agreement dated as of May 20, 2003, between El Paso Production Holding Company, the Subsidiary Guarantors named therein and Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc. and Scotia Capital (USA) Inc., (collectively, the “Initial Purchasers”) (Exhibit 1.1 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
21		Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*31	.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso Production Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2005.

EL PASO PRODUCTION HOLDING COMPANY
Registrant

By	/s/ LISA A. STEWART

Lisa A. Stewart
President

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso Production Holding Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LISA A. STEWART Lisa A. Stewart	President and Director (Principal Executive Officer)	March 31, 2005

/s/ D. MARK LELAND D. Mark Leland	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2005

/s/ GENE T. WAGUESPACK Gene T. Waguespack	Senior Vice President, Treasurer and Controller (Principal Accounting Officer)	March 31, 2005

EL PASO PRODUCTION HOLDING COMPANY

EXHIBIT INDEX

      Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

Exhibit
Number		Description

3	.A	Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on May 23, 2003 (Exhibit 3.1 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
3	.B	By-laws effective as of June 24, 2002 (Exhibit 3.2 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
4	.A	Indenture dated as of May 23, 2003 by and between El Paso Production Holding Company, the Subsidiary Guarantors named therein and Wilmington Trust Company, as Trustee (Exhibit 4.1 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
4	.A.1	First Supplemental Indenture dated January 31, 2004 among El Paso Production Holding Company, the Subsidiary Guarantors named therein and Wilmington Trust Company, as Trustee (Exhibit 4.A.1 to our 2003 Form 10-K).
4	.A.2	Consent by the Holders (as defined therein) effective July 26, 2004 Relating to a Proposed Waiver under the Indenture, as Supplemented, Governing El Paso Production Holding Company’s $1,200,000,000 Aggregate Principal Amount of Issued and Outstanding 7 3/4% Senior Notes due 2013 (Exhibit 4.A.2 to our 2003 Form 10-K).
4	.A.3	Second Supplemental Indenture dated July 26, 2004 among El Paso Production Holding Company, the Subsidiary Guarantors named therein and Wilmington Trust Company, as Trustee (Exhibit 4.A.3 to our 2003 Form 10-K).
10	.A	ISDA Master Agreement, dated as of January 1, 2001, between El Paso Merchant Energy, L.P. and El Paso Production Company (Exhibit 10.1 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
10	.B	Services Agreement, dated as of May 23, 2003, between El Paso Energy Service Company and El Paso Production Holding Company (Exhibit 10.2 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
10	.C	Services Agreement dated as of May 23, 2003, between El Paso Production Oil & Gas Company and El Paso Production Holding Company (Exhibit 10.3 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
+10	.D	El Paso Production Companies Long-Term Incentive Plan effective as of January 1, 2003 (Exhibit 10.AA to El Paso’s 2003 First Quarter Form 10-Q).
+10	.D.1	Amendment No. 1 to the El Paso Production Companies Long-Term Incentive Plan effective as of June 6, 2003 (Exhibit 10.13 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
+10	.D.2	Amendment No. 2 to the El Paso Production Companies Long-Term Incentive Plan effective as of December 31, 2003 (Exhibit 10.D.2 to our 2003 Form 10-K).
+10	.E	Termination of Employment Agreement between El Paso CGP Company and Rodney D. Erskine effective as of December 16, 2002 (Exhibit 10.17 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
10	.F	Federal and State Tax Reimbursement Agreement among El Paso Corporation and the Controlled Entities (named therein), effective as of May 22, 2003 (Exhibit 10.18 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
10	.G	El Paso Corporation and Consolidated Subsidiaries Accounting Policy for the Accrual of U.S. Federal Income Taxes, effective as of January 1, 2002 (Exhibit 10.19 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).

Exhibit
Number		Description

10	.H	Intercompany State Income Tax Allocation and Payments Policy, effective for tax years beginning after January 29, 2001 (Exhibit 10.20 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
10	.I	Purchase and Sale Agreement (Red River) by and among El Paso Production Company, El Paso Production GOM Inc. and Lehman Commercial Paper Inc., dated October 3, 2003 (Exhibit 10.21 to Amendment No. 2 to our Form S-4 filed on November 24, 2003, Registration No. 333-106586).
10	.J	First Amendment to Purchase and Sale Agreement by and among El Paso Production Company, El Paso Production GOM Inc. and Lehman Commercial Paper Inc., dated October 6, 2003 (Exhibit 10.22 to Amendment No. 2 to our Form S-4 filed on November 24, 2003, Registration No. 333-106586).
10	.K	Purchase and Sale Agreement (Red River) by and among El Paso Production Company, El Paso Production GOM Inc. and Ramshorn Investments, Inc., dated October 8, 2003 (Exhibit 10.23 to Amendment No. 2 to our Form S-4 filed on November 24, 2003, Registration No. 333-106586).
10	.L	Purchase Agreement dated as of May 20, 2003, between El Paso Production Holding Company, the Subsidiary Guarantors named therein and Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc. and Scotia Capital (USA) Inc., (collectively, the “Initial Purchasers”) (Exhibit 1.1 to our Form S-4 filed on June 27, 2003, Registration No. 333-106586).
21		Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*31	.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.