Form 10-Q
period 2005-03-31
EL PASO PRODUCTION HOLDING CO
filed 2005-05-12
CIK 1239454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
[  ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 333-106586

El Paso Production Holding Company
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0659544 (I.R.S. Employer Identification No.)

El Paso Building 1001 Louisiana Street Houston, Texas (Address of Principal Executive Offices)	77002 (Zip Code)
Telephone Number: (713) 420-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      Common stock, par value $1 per share. Shares outstanding on May 12, 2005: 1,000
      EL PASO PRODUCTION HOLDING COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

EL PASO PRODUCTION HOLDING COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
Bbl	= barrels
Bcfe	= billion cubic feet of natural gas equivalents
MBbls	= thousand barrels
Mcf	= thousand cubic feet
Mcfe	= thousand cubic feet of natural gas equivalents
MMBtu	= million British thermal units
MMcf	= million cubic feet
MMcfe	= million cubic feet of natural gas equivalents
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO PRODUCTION HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2005	2004

Operating revenues	$160	$219

Operating expenses
Cost of sales	9	9
Operation and maintenance	42	47
Depreciation, depletion and amortization	82	93
Taxes, other than income taxes	9	6

	142	155

Operating income	18	64
Other income, net	1	—
Affiliated interest income	3	5
Interest expense	(19)	(18)

Income before income taxes	3	51
Income taxes	2	18

Net income	$1	$33

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$23	$124
Accounts receivable
Customer, net of allowance of $5 in 2005 and 2004	130	138
Other	4	4
Note receivable from affiliate	42	145
Deferred income taxes	133	86
Other	34	25

Total current assets	366	522

Property, plant and equipment, at cost
Natural gas and oil properties
Proved properties-full cost method	7,695	7,313
Unevaluated costs excluded from amortization	297	253
Other	91	86

	8,083	7,652
Less accumulated depreciation, depletion and amortization	5,319	5,239

Total property, plant and equipment, net	2,764	2,413

Other assets
Note receivable from affiliate	417	332
Deferred income taxes	49	132
Other	66	66

	532	530

Total assets	$3,662	$3,465

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$85	$50
Other	67	67
Liabilities from price risk management activities	393	243
Accrued interest	31	8
Other	17	25

Total current liabilities	593	393

Long-term debt	1,200	1,200

Other
Liabilities from price risk management activities	300	273
Other	104	102

	404	375

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	1,780	1,701
Retained earnings	110	109
Accumulated other comprehensive loss	(425)	(313)

Total stockholder’s equity	1,465	1,497

Total liabilities and stockholder’s equity	$3,662	$3,465

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2005	2004

Cash flows from operating activities
Net income	$1	$33
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	82	93
Deferred income taxes	13	18
Other non-cash income items	—	6
Asset and liability changes	40	36

Net cash provided by operating activities	136	186

Cash flows from investing activities
Capital expenditures	(161)	(145)
Cash paid for acquisitions, net of cash acquired	(173)	—
Change in note receivable from affiliate	18	50

Net cash used in investing activities	(316)	(95)

Cash flows from financing activities
Contribution from parent	79	—

Net cash provided by financing activities	79	—

Change in cash and cash equivalents	(101)	91
Cash and cash equivalents
Beginning of period	124	34

End of period	$23	$125

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2005	2004

Net income	$1	$33

Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market losses arising during period (net of income taxes of $87 in 2005 and $49 in 2004)	(151)	(85)
Reclassification adjustments for changes in initial value to the settlement date (net of income taxes of $22 in 2005 and $21 in 2004)	39	35

Other comprehensive loss	(112)	(50)

Comprehensive loss	$(111)	$(17)

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2005, and for the quarters ended March 31, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder’s equity.
  Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2004 Annual Report on Form 10-K.
2. Acquisitions
      In the first quarter of 2005, we acquired a 100 percent equity interest in GMT Energy Corp (GMT), a company engaged in the exploration, development and production of natural gas and oil in east Texas, for approximately $173 million (net of cash acquired). In addition, during the first quarter of 2005, we acquired properties in south Texas for approximately $33 million and we purchased the interest held by one of the parties under a net profits interest agreement for approximately $40 million. These acquisitions added properties with approximately 131 Bcfe of existing proved reserves and 48 MMcfe/d of current production.
      The GMT acquisition was treated as a business combination accounted for using the purchase method of accounting and the purchase price was assigned to natural gas and oil properties in our full cost pool in the amount of approximately $266 million, accounts payable in the amount of approximately $5 million, and noncurrent deferred tax liabilities of approximately $88 million. No goodwill was recorded in the transaction. Results of operations since the date of acquisition, which was February 25, 2005, have been included in the accompanying consolidated financial statements. The following summary presents unaudited proforma consolidated results of operations for the quarters ended March 31, 2005 and 2004 as if the acquisition had occurred as of the beginning of the periods presented. The proforma results include adjustments for depreciation, depletion and amortization based on the purchase price allocated to the properties and the related income tax effect, assuming a 35% effective rate, and are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at that date, nor are they necessarily indicative of future operating results.

	Quarter ended
	March 31,

	2005	2004

	(In millions)
Operating revenues	$167	$224

Net income	$2	$34

3. Commitments and Contingencies

Legal Proceedings and Other Contingency
      Grynberg. In 1997, a number of El Paso entities, including our subsidiary, El Paso Production Company, were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss have been briefed and argued and the parties are awaiting the court’s ruling. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      Will Price (formerly Quinque). A number of El Paso entities, including our subsidiary, El Paso Production Company, are named as defendants in Will Price et al v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys’ fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs’ motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action petition has since been filed as to the heating content claims. Motions for class certification have been briefed and argued in both proceedings, and the parties are awaiting the court’s ruling. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      Reserve Revisions. In March 2004, El Paso received a subpoena from the SEC requesting documents relating to its December 31, 2003 natural gas and oil reserve revisions. El Paso and its Audit Committee have also received federal grand jury subpoenas for documents with regard to these reserve revisions. We are assisting El Paso and its Audit Committee in their efforts to cooperate with the SEC’s and the U.S. Attorney’s investigations into this matter.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

Other Contingency
      Raton. During the third quarter of 2004, we discovered that the supplier of electricity to our Raton field in New Mexico may have underbilled us for electricity usage during the last two years. We are currently reviewing information concerning this matter and do not expect this matter to have a significant impact on our financial statements.
      For each of our outstanding legal and other contingent matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly. As of March 31, 2005, we had approximately $4 million accrued for all outstanding legal and other contingent matters.

Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2005, we had no accrual for remediation costs and associated onsite, offsite and groundwater technical studies or for related environmental legal costs.
      Air Permit Violation. In March 2003, the Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order and Notice of Potential Penalty to our subsidiary, El Paso Production Company, alleging that it failed to timely obtain air permits for specified oil and gas facilities. El Paso Production Company requested an adjudicatory hearing on the matter. The hearing has been stayed by agreement to allow El Paso Production Company and the LDEQ time to possibly settle this matter. Negotiations are ongoing for resolving this matter.
      It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons, resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe no reserves are required at this time.
   Guarantees. In April 2005, we entered into a financial guarantee with the Minerals Management Services that obligates us to make payments for the offshore operations of our affiliate, El Paso CGP Company (El Paso CGP) if El Paso CGP fails to make its required payments for oil spills and plug and abandonment obligations. El Paso CGP has agreed to reimburse us for any costs we incur associated with this guarantee and has established a $10 million escrow account to cover their obligations. However, we may be responsible for any costs not reimbursed. We negotiated the guarantee on an arms length basis and obtained a third party fairness opinion.

4.	Transactions with Affiliates
      Cash Management Program. Subject to limitations in our indenture, we participate in El Paso’s cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. At March 31, 2005 and December 31, 2004, we had a receivable from El Paso of $459 million and $477 million. We classified $42 million and $145 million of this receivable as a current note receivable from affiliate on our balance sheets at March 31, 2005 and December 31, 2004. The interest rate on this receivable was 3.5% at March 31, 2005 and 2.0% at December 31, 2004.
      Taxes. We are party to a tax accrual policy with El Paso whereby El Paso files U.S. and state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have current federal income taxes receivable of $26 million and $15 million included in other current assets on our balance sheets at March 31, 2005 and December 31, 2004. Additionally, we have non-current federal income taxes receivable of $32 million included in other non-current assets at March 31, 2005 and December 31, 2004, on our balance sheets. We have state income taxes payable of $8 million at December 31, 2004, included in other current liabilities on our balance sheets. The majority of these balances will become payable to or receivable from El Paso.

      Capital Contribution. In the first quarter of 2005, El Paso contributed approximately $79 million to us to partially fund the acquisition of GMT.
      Other Affiliate Balances. At March 31, 2005 and December 31, 2004, we billed our affiliate $7 million and $92 million for sales of natural gas. In addition, we had payables to our affiliates of $29 million at March 31, 2005.
      At March 31, 2005 and December 31, 2004 we had contractual deposits of $5 million with El Paso’s regulated interstate pipelines.
      Affiliate Revenues and Expenses. We enter into a number of transactions with affiliates in the ordinary course of conducting our business. The following table shows revenues and charges to/from our affiliates for the quarters ended March 31:

	2005	2004

	(In millions)
Operating revenues	$115	$124
Operating expenses from affiliates	27	24
Reimbursements of operating expenses charged to affiliates	21	22
      We have also entered into a service agreement with El Paso that provides for a reimbursement of 2.5 cents per MMBtu in 2005 and 2006 for our expected administrative costs associated with hedging transactions we entered into in December 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as an investment in an unconsolidated affiliate. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investment using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.
Overview
      We conduct natural gas and oil exploration and production activities. Our operating results are driven by a variety of factors including the ability to locate and develop economic natural gas and oil reserves, extract those reserves with minimal production costs, sell the products at attractive prices, and minimize our total administrative costs. During the first quarter of 2005, we continued in our efforts to stabilize production by improving the production mix across our operating areas through a more balanced allocation of our capital to development and exploration projects, supplemented by acquisition activities with low risk development locations that provide operating synergies with our existing operations.
Operational Factors Affecting the Quarter Ended March 31, 2005
      During the first quarter of 2005, we continued to benefit from a strong commodity price environment. Our production volumes were relatively stable from the third and fourth quarters of 2004; however, production volumes for the quarter ended March 31, 2005 were lower than production volumes for the quarter ended March 31, 2004, due to normal production declines and lower capital spending programs over the last several years, combined with limited drilling success. Specifically, during the quarter ended March 31, 2005, we experienced:

•	Change in realized prices. Realized natural gas prices, which include the impact of our hedges, decreased eight percent while oil, condensate and natural gas liquids (NGL) prices increased 44 percent compared to 2004. Under our hedge program, approximately 62 percent of our first quarter 2005 natural gas production was hedged at an average price of $3.21 per MMBtu, which was significantly below the market price for natural gas.

•	Average daily production of 406 MMcfe/d. Our production remained relatively stable from the third and fourth quarters of 2004 to the first quarter of 2005 for the onshore region while the offshore Gulf of Mexico and the Texas Gulf Coast regions experienced a decline due to normal production declines and mechanical well failures in the Texas Gulf Coast region. Average daily production volumes in the first quarter of 2005 benefited by 24 MMcfe/d from the acquisitions discussed below. However, when compared to the first quarter of 2004, our first quarter 2005 total equivalent production declined 13 Bcfe, or 27 percent, due to production declines in the Texas Gulf Coast and offshore Gulf of Mexico regions, which were partially offset by increased production from the onshore region.

•	Capital expenditures of $343 million. Our first quarter capital expenditures included acquisitions totaling approximately $246 million for properties in east and south Texas and the purchase of the interest held by one of our partners under a net profits interest agreement. These acquisitions added approximately 131 Bcfe of proved reserves and 48 MMcfe/d of current production. More importantly, the Texas acquisitions offer additional development upside in two of our key operating areas. We have successfully integrated these acquisitions into our operations with minimal additional administrative expenses. The proved reserves associated with these acquisitions replace approximately 88 percent of our 2005 anticipated production based on annualized first quarter 2005 production results.

•	Drilling Results. In the first quarter of 2005, we announced a deep shelf discovery at West Cameron Block 75 in the Gulf of Mexico. We tested the discovery and anticipate deliverability of approximately 40 MMcfe/d to begin in the fourth quarter of 2005, after the installation of facilities. We are the operator and own a 36 percent working interest and an approximate 30 percent net revenue interest in this discovery.
Outlook for Remainder of 2005
      For the second quarter of 2005, we estimate that approximately 55 percent of our anticipated natural gas production will be hedged at an average price of $3.21 per MMBtu, which is significantly lower than current market prices for natural gas and will continue to affect revenues. We expect our depletion rate to increase to $2.14/Mcfe in the second quarter of 2005 from $2.09/Mcfe in the first quarter of 2005 due to higher finding and development costs and the cost of our recent acquisitions.
Production Hedge Position
      As part of our overall strategy, we hedge our natural gas and oil production to stabilize cash flows, reduce the risk of downward commodity price movements on our sales and to protect the economic assumptions associated with our capital investment programs. Our current hedge position, as further described in our 2004 Annual Report on Form 10-K, includes average hedge prices that are significantly below the current market price for natural gas. During the first quarter of 2005 and through the date of this filing, we have not added any additional hedges.
      Overall, in the first quarter of 2005, we experienced a significant decrease in the fair value of our natural gas hedging derivatives discussed above. The total unrealized loss of these positions at March 31, 2005 was $693 million compared to $516 million at December 31, 2004. These non-cash fair value decreases are generally deferred in our accumulated other comprehensive income and will be realized in our operating results at the time the production volumes to which they relate are sold. The income impact of the settlement of these derivative commodity instruments will be substantially offset by a corresponding change in the value to be received when the hedged natural gas production is sold.
      The following is a reconciliation of EBIT to net income for the quarters ended March 31:

	2005	2004

	(In millions)
Operating revenues	$160	$219
Operating expenses	(142)	(155)

Operating income	18	64
Other income, net	1	—

EBIT	19	64
Affiliated interest income	3	5
Interest expense	(19)	(18)
Income taxes	(2)	(18)

Net income	$1	$33

      Below are our operating results and an analysis of these results for the quarters ended March 31:

	2005	2004

	(In millions, except
	volumes and prices)
Operating revenues:
Natural gas	$126	$179
Oil, condensate and NGL	34	40

Total operating revenues	160	219
Transportation and net product costs	(9)	(9)

Total operating margin	151	210
Operating expenses:
Depreciation, depletion and amortization	(82)	(93)
Production costs(1)	(25)	(23)
General and administrative expenses	(24)	(19)
Taxes, other than production and income taxes	(2)	(2)
Restructuring charges	—	(9)

Total operating expenses(2)	(133)	(146)

Operating income	18	64
Other income, net	1	—

EBIT	$19	$64

			Percent
	2005	2004	Variance

Volumes, prices and costs per unit:
Natural gas
Volumes (MMcf)	31,198	40,924	(24)%
Average realized prices including hedges ($/Mcf)(3)	$4.04	$4.37	(8)%
Average realized prices excluding hedges ($/Mcf)(3)	$6.04	$5.70	6%
Average transportation costs ($/Mcf)	$0.23	$0.16	44%
Oil, condensate and NGL
Volumes (MBbls)	884	1,511	(41)%
Average realized prices including hedges ($/Bbl)(3)	$38.69	$26.88	44%
Average realized prices excluding hedges ($/Bbl)(3)	$38.69	$26.87	44%
Average transportation costs ($/Bbl)	$0.90	$1.30	(31)%
Total equivalent volumes (MMcfe)	36,502	49,993	(27)%
Production costs ($/Mcfe)
Average lease operating costs	$0.50	$0.37	35%
Average production taxes	0.19	0.08	138%

Total production costs(1)	$0.69	$0.45	53%

Average general and administrative expenses ($/Mcfe)	$0.64	$0.38	68%
Unit of production depletion cost ($/Mcfe)	$2.09	$1.72	22%

(1)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).
(2)	Transportation and net product costs are included in operating expenses on our consolidated statements of income.
(3)	Prices are stated before transportation costs.

     Our EBIT for the first quarter of 2005 decreased $45 million as compared to the first quarter of 2004. The table below lists the significant variances in our operating results in the first quarter of 2005 as compared to the first quarter of 2004:

	Operating	Operating		EBIT
	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Natural Gas Revenue
Higher prices in 2005	$10	$—	$—	$10
Lower production volumes in 2005	(55)	—	—	(55)
Impact from hedge program in 2005 versus 2004	(8)	—	—	(8)
Oil, Condensate, and NGL Revenue
Higher prices in 2005	11	—	—	11
Lower production volumes in 2005	(17)	—	—	(17)
Depreciation, Depletion, and Amortization Expense
Higher depletion rate in 2005	—	(13)	—	(13)
Lower production volumes in 2005	—	23	—	23
Non-full cost depreciation, depletion and amortization expense	—	1	—	1
Production Costs
Lower lease operating costs in 2005	—	1	—	1
Higher production taxes in 2005	—	(3)	—	(3)
Other
Higher general and administrative costs in 2005	—	(5)	—	(5)
Employee severance charges in 2004	—	9	—	9
Other	—	—	1	1

Total variance 2005 to 2004	$(59)	$13	$1	$(45)

      Operating Revenues. In the first quarter of 2005, we experienced a significant decrease in production volumes versus the same period in 2004. Both the Texas Gulf Coast and the offshore Gulf of Mexico regions experienced significant decreases in production due to normal production declines and a lower capital spending program over the last several years’ combined with limited drilling success. These declines were offset slightly by higher production in the onshore region. Our recent acquisitions previously mentioned also helped to offset some of our production declines. Higher average realized prices, excluding hedges, on natural gas and oil, condensate and NGL were partially offset by an unfavorable impact from our hedging program as our hedging losses were $62 million in 2005 as compared to $54 million in 2004.
      Depreciation, depletion, and amortization expense. Lower production volumes in 2005 due to the production declines discussed above reduced our depreciation, depletion, and amortization expense. However, partially offsetting this decrease were higher depletion rates due to higher finding and development costs.
      Production costs. Despite lower production volumes, our lease operating costs were essentially unchanged in the first quarter of 2005 as compared to the first quarter of 2004. Production taxes increased as a result of higher commodity prices in 2005 and higher tax credits taken in 2004 on high cost natural gas wells. The cost per unit increased primarily due to the lower production volumes and higher production taxes.
      Other. We are allocated a portion of El Paso’s corporate overhead in addition to the general and administrative expenses we incur. We also allocate to our affiliates a portion of El Paso’s corporate overhead allocated to us and a portion of our general corporate overhead. The allocations are based on the contributions of our activities relative to those of our affiliates. Lower allocations to other El Paso affiliates, lower capitalized costs and higher benefit costs associated with pension plans resulted in an increase in our general and administrative expense in 2005. In addition, we incurred severance charges of $9 million in the first quarter of 2004.

Income Taxes

	Quarter Ended
	March 31,

	2005	2004

	(In millions except
	for rates)
Income taxes	$2	$18
Effective tax rate	67%	35%
      During the first quarter of 2005, our overall effective tax rate on income was significantly different from the statutory rate of 35 percent because we are not allowed to realize a state income tax benefit on interest expense related to our long-term debt as this debt is held by an entity not subject to state income taxes.
Liquidity
      Our primary sources of liquidity are cash generated from our internal operations, advances from El Paso through its cash management program, asset sales and capital contributions from El Paso. Our cash balance at March 31, 2005, decreased from the balance at December 31, 2004, due to acquisitions in the first quarter of 2005, which were partially funded by a capital contribution of $79 million from El Paso.
      Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso, subject to limitations under our indenture, or El Paso provides cash to us. We reflect these advances as investing activities in our statement of cash flows. At March 31, 2005, we had a cash advance receivable from El Paso of $459 million, of which $42 million is classified as a current note receivable on our balance sheet. For the remainder of 2005, we believe that sufficient funding for our working capital needs, capital expenditures and debt service will continue to be provided by some or all of the sources described above.
Commitments and Contingencies
      See Item 1, Note 3, which is incorporated herein by reference.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      This Report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements.
      With this in mind, you should consider the risks discussed elsewhere in this Report and other documents we file with the Securities and Exchange Commission from time to time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Material Weakness Previously Disclosed
      As discussed in our 2004 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2004, over access to financial application programs and data in certain information technology environments. The remedial actions implemented in the first quarter of 2005 related to this material weakness are described below.
Evaluation of Disclosure Controls and Procedures
      As of March 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the President and CFO, as appropriate, to allow timely discussion regarding required financial disclosure.
      Based on the results of this evaluation, our President and CFO concluded that as a result of the material weakness discussed above, our disclosure controls and procedures were not effective as of March 31, 2005. Because of this material weakness, we performed additional procedures to ensure that our financial statements as of and for the quarter ended March 31, 2005, were fairly presented in all material respects in accordance with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary information technology financial system to monitor unauthorized password changes; and

•	Developed a segregation of duties matrix for our primary information technology financial system that documents existing role assignments.
      We have identified other remedial actions to improve our internal control over financial reporting that are in the process of being implemented. In addition, we are continuing to evaluate the ongoing effectiveness and sustainability of the changes we have made in our internal control, and, as a result of our ongoing evaluation, we may identify additional changes to improve our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 3. Defaults Upon Senior Securities
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 5. Other Information
      None.
Item 6. Exhibits
      a. Exhibits
      Each exhibit identified below is filed as a part of this Report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, El Paso Production Holding Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO PRODUCTION HOLDING COMPANY
Date: May 12, 2005

/s/ D. MARK LELAND

D. Mark Leland
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: May 12, 2005

/s/ GENE T. WAGUESPACK

Gene T. Waguespack
Senior Vice President,
Treasurer and Controller
(Principal Accounting Officer)

EL PASO PRODUCTION HOLDING COMPANY
EXHIBIT INDEX
      Each exhibit identified below is filed as a part of this Report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.