Form 10-Q
period 2005-06-30
EL PASO PRODUCTION HOLDING CO
filed 2005-08-08
CIK 1239454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
      Common stock, par value $1 per share. Shares outstanding on August 5, 2005: 1,000
      EL PASO PRODUCTION HOLDING COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

EL PASO PRODUCTION HOLDING COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
Bbl	= barrels
Bcfe	= billion cubic feet of natural gas equivalents
MBbls	= thousand barrels
Mcf	= thousand cubic feet
Mcfe	= thousand cubic feet of natural gas equivalents
MMBtu	= million British thermal units
MMcf	= million cubic feet
MMcfe	= million cubic feet of natural gas equivalents
NGL	= natural gas liquids
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO PRODUCTION HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

			Six Months
	Quarter Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues	$196	$193	$356	$412

Operating expenses
Cost of sales	9	12	18	21
Operation and maintenance	53	38	95	85
Depreciation, depletion and amortization	92	79	174	172
Taxes, other than income taxes	10	4	19	10

	164	133	306	288

Operating income	32	60	50	124
Other income, net	—	—	1	—
Affiliated interest income	4	4	7	9
Interest expense	(19)	(21)	(38)	(39)

Income before income taxes	17	43	20	94
Income taxes	6	16	8	34

Net income	$11	$27	$12	$60

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$92	$124
Accounts receivable, net of allowance of $6 in 2005 and $5 in 2004	225	142
Note receivable from affiliate	262	145
Deferred income taxes	125	86
Other	45	25

Total current assets	749	522

Property, plant and equipment, at cost
Natural gas and oil properties
Proved properties-full cost method	7,814	7,313
Unevaluated costs excluded from amortization	299	253
Other	95	86

	8,208	7,652
Less accumulated depreciation, depletion and amortization	5,399	5,239

Total property, plant and equipment, net	2,809	2,413

Other assets
Note receivable from affiliate	—	332
Deferred income taxes	20	132
Other	64	66

	84	530

Total assets	$3,642	$3,465

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$87	$50
Other	74	67
Liabilities from price risk management activities	365	243
Accrued interest	8	8
Other	43	25

Total current liabilities	577	393

Long-term debt	1,200	1,200

Other
Liabilities from price risk management activities	261	273
Other	85	102

	346	375

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	1,780	1,701
Retained earnings	121	109
Accumulated other comprehensive loss	(382)	(313)

Total stockholder’s equity	1,519	1,497

Total liabilities and stockholder’s equity	$3,642	$3,465

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended
	June 30,

	2005	2004

Cash flows from operating activities
Net income	$12	$60
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	174	172
Deferred income taxes	23	35
Asset and liability changes	(61)	(65)

Net cash provided by operating activities	148	202

Cash flows from investing activities
Capital expenditures	(292)	(266)
Cash paid for acquisitions, net of cash acquired	(178)	—
Change in note receivable from affiliate	215	102
Addition to restricted cash	(10)	—
Other	6	—

Net cash used in investing activities	(259)	(164)

Cash flows from financing activities
Contribution from parent	79	—

Net cash provided by financing activities	79	—

Change in cash and cash equivalents	(32)	38
Cash and cash equivalents
Beginning of period	124	34

End of period	$92	$72

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

			Six Months
	Quarter Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$11	$27	$12	$60

Unrealized net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market losses arising during period (net of income taxes of $1 and $88 in 2005 and $33 and $82 in 2004)	(3)	(58)	(154)	(143)
Reclassification adjustments for changes in initial value to the settlement date (net of income taxes of $26 and $48 in 2005 and $21 and $42 in 2004)	46	39	85	74

Other comprehensive income (loss)	43	(19)	(69)	(69)

Comprehensive income (loss)	$54	$8	$(57)	$(9)

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2005, and for the quarters and six months ended June 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder’s equity.
  Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2004 Annual Report on Form 10-K.
2. Acquisitions
      In July 2005, we announced we will acquire Medicine Bow Energy Corporation (Medicine Bow) for $814 million. The transaction is expected to close during the third quarter of 2005.
      Additionally in the first quarter of 2005, we acquired a 100 percent equity interest in GMT Energy Corp (GMT), a company engaged in the exploration, development and production of natural gas and oil in east Texas, for approximately $178 million (net of cash acquired). In addition, during the first quarter of 2005, we acquired properties in south Texas for approximately $31 million and we purchased the interest held by one of the parties under a net profits interest agreement for approximately $35 million. These acquisitions added properties with approximately 131 Bcfe of existing proved reserves and 48 MMcfe/d of production at the time of acquisition.
      The GMT acquisition was treated as a business combination accounted for using the purchase method of accounting and the purchase price of $178 million was assigned to natural gas and oil properties in our full cost pool in the amount of approximately $272 million, accounts payable in the amount of approximately $4 million, and noncurrent deferred tax liabilities of approximately $90 million. No goodwill was recorded in the transaction. Results of operations since the date of acquisition, which was February 25, 2005, have been included in the accompanying consolidated financial statements. The following summary presents unaudited proforma consolidated results of operations for the quarters and six months ended June 30, 2005 and 2004 as if the acquisition had occurred as of the beginning of the periods presented. The proforma results include adjustments for depreciation, depletion and amortization based on the purchase price allocated to the properties and the related income tax effect, assuming a 35% effective rate, and are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at that date, nor are they necessarily indicative of future operating results.

			Six Months
	Quarter Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	Unaudited
	(In millions)
Operating revenues	$196	$200	$363	$424

Net income	$11	$30	$13	$64

3. Commitments and Contingencies

Legal Proceedings and Other Contingency
      Grynberg. In 1997, a number of El Paso entities, including our subsidiary, El Paso Production Company, were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff in this case seeks royalties along with interest expenses and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. On May 16, 2005, the representative issued its recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the actions filed by Grynberg against El Paso Production Company. If the district court judge adopts the representative’s recommendations, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      Reserve Revisions. In March 2004, El Paso received a subpoena from the SEC requesting documents related to its December 31, 2003 natural gas and oil reserve revisions. El Paso and its Audit Committee have also received federal grand jury subpoenas for documents with regard to these reserve revisions and El Paso cooperated with the U.S. Attorney’s investigation related to this matter. In June 2005, El Paso was informed that the U.S. Attorney’s office closed this investigation and will not pursue prosecution at this time. We will continue to assist El Paso and its Audit Committee in their efforts to cooperate with the SEC in its investigation related to such reserve revisions.

      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

Other Contingency
      Raton. During the third quarter of 2004, we discovered that the supplier of electricity to our Raton field in New Mexico may have underbilled us for electricity usage during the last two years. We are currently reviewing the matter and have accrued an amount that we believe represents our liability.
      For each of our outstanding legal and other contingent matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly. As of June 30, 2005, we had approximately $7 million accrued for all outstanding legal and other contingent matters.

Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2005, we had no accrual for remediation costs and associated onsite, offsite and groundwater technical studies or for related environmental legal costs.
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

Guarantees
      In April 2005, we entered into a financial guarantee with the Minerals Management Service that obligates us to make payments for the offshore operations of our affiliate, El Paso CGP Company (El Paso CGP) if El Paso CGP fails to make its required payments for oil spills and plug and abandonment obligations. El Paso CGP has agreed to reimburse us for any costs we incur associated with this guarantee. During the second quarter of 2005, we received $10 million to cover their obligations which is classified as restricted cash and included in other current assets. However, we may be responsible for any costs not reimbursed. We negotiated the guarantee on an arms length basis and obtained a third party fairness opinion.

4.	Transactions with Affiliates
      Cash Management Program. Subject to limitations in our indenture, we participate in El Paso’s cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. At June 30, 2005, we had a receivable from El Paso of $262 million, classified as a current note receivable from affiliate on our balance sheet primarily based on the anticipated repayment by El Paso of amounts owed under the cash management program associated with the financing of our Medicine Bow acquisition. At December 31, 2004, we had a receivable from El Paso of $477 million of which $145 million was classified as a current note receivable from affiliate on our balance sheet at December 31, 2004. The interest rate on this receivable was 4.3% at June 30, 2005 and 2.0% at December 31, 2004.
      Taxes. We are party to a tax accrual policy with El Paso whereby El Paso files U.S. and state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have current federal income taxes receivable of $31 million and $15 million included in other current assets on our balance sheets at June 30, 2005 and December 31, 2004. Additionally, we have non-current federal income taxes receivable of $32 million included in other non-current assets at June 30, 2005 and December 31, 2004, on our balance sheets. We also have state income taxes payable of $2 million and $8 million at June 30, 2005 and December 31, 2004, included in other current liabilities on our balance sheets. The majority of these balances will become payable to or receivable from El Paso.
      Capital Contribution. In the first quarter of 2005, El Paso contributed approximately $79 million to us to partially fund the acquisition of GMT.
      Other Affiliate Balances. At June 30, 2005 and December 31, 2004, we billed our affiliate $151 million and $92 million for sales of natural gas. In addition, we had payables to our affiliates of $35 million at June 30, 2005.
      During the second quarter of 2005, we received $10 million from our affiliate El Paso CGP related to the guarantee with the Minerals Management Service noted above. Additionally, at June 30, 2005 and December 31, 2004, we had contractual deposits of $5 million with El Paso’s regulated interstate pipelines.
      Affiliate Revenues and Expenses. We enter into a number of transactions with affiliates in the ordinary course of conducting our business. The following table shows revenues and charges to/from our affiliates for the periods ended June 30:

			Six Months
	Quarter Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Operating revenues	$97	$103	$212	$227
Operating expenses from affiliates	27	28	54	52
Reimbursements of operating expenses charged to affiliates	26	26	47	48
      We have also entered into a service agreement in which El Paso provides us with a reimbursement of 2.5 cents per MMBtu in 2005 and 2006 for administrative costs associated with hedging transactions we entered into in December 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) income taxes, (ii) interest expense and (iii) affiliated interest income. Our business consists of consolidated operations as well as an investment in an unconsolidated affiliate. We exclude interest expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investment using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.
Overview
      We conduct natural gas and oil exploration and production activities. Our operating results are driven by a variety of factors including the ability to acquire or locate and develop economic natural gas and oil reserves, extract those reserves with minimal production costs, sell the products at attractive prices, and minimize our total administrative costs. We continue to manage our business with a goal to stabilize production by improving the production mix across our operating areas through a more balanced allocation of our capital to development and exploration projects, supplemented by acquisition activities with low risk development opportunities that provide operating synergies with our existing operations.
Significant Operational Factors Since December 31, 2004
      Since December 31, 2004, we have experienced the following:

•	Higher realized prices. During the first six months of 2005, we continued to benefit from a strong commodity price environment. Realized natural gas prices, excluding hedges, increased nine percent compared to 2004. However, under our hedge program, approximately 60 percent of our natural gas production for the first six months of 2005 was hedged at an average price of $3.21 per MMBtu, significantly below the market price of natural gas. Accordingly, we realized natural gas prices, including hedges, that were three percent lower than in 2004. Realized prices for oil, condensate and natural gas liquids (NGL), which were not hedged, increased 35 percent compared to 2004.

•	Average daily production of 423 MMcfe/d. Our average daily production in the second quarter of 2005 increased over eight percent as compared with the first quarter of 2005, primarily due to the acquisitions discussed below. These acquisitions benefited our average daily production in the six month period by 39 MMcfe/d. In July 2005, hurricanes in the Gulf of Mexico caused us to shut in production for periods of time, reducing production volumes by approximately 7 MMcfe/d for the month.

•	Acquisitions and other capital expenditures. During the first six months of 2005, our capital expenditures of $481 million included acquisitions in east and south Texas and the purchase of the interest held by one of our partners under a net profits interest agreement for a total of $244 million (net of cash acquired). These acquisitions added properties with approximately 131 Bcfe of proved reserves and 48 MMcfe/d of production at the time of acquisition. More importantly, the Texas acquisitions offer additional exploration upside in two of our key operating areas. We have integrated these acquisitions into our operations with minimal additional administrative expenses. The proved reserves associated with these acquisitions replace approximately 86 percent of our anticipated 2005 production based on annualized first six months of 2005 production results.

In July 2005, we announced we will acquire Medicine Bow Energy Corporation for $814 million. With this acquisition, we will acquire an estimated 356 Bcfe of proved reserves, primarily in the Rocky Mountains and east Texas. Of this proved reserve amount, our net interest of approximately 226 Bcfe will not be consolidated in our reserves, as these reserves are owned by an unconsolidated affiliate of Medicine Bow. The operating results associated with these unconsolidated reserves will be reported through an equity interest. The acquisition of these properties will complement our existing operations, diversify our commodity mix and increase our reserve life. The transaction is expected to close during the third quarter of 2005.

•	Drilling Results. In 2005, we announced deep shelf discoveries at West Cameron Block 75 and West Cameron Block 62 in the Gulf of Mexico. At West Cameron Block 75, we tested the discovery and anticipate deliverability of approximately 40 MMcfe/d to begin in the fourth quarter of 2005, after the installation of facilities. We are the operator and own a 36 percent working interest and an approximate 30 percent net revenue interest in West Cameron Block 75.
Outlook for Remainder of 2005
      For the remainder of 2005, we estimate that approximately 60 percent of our anticipated natural gas production will be hedged at an average price of $3.22 per MMBtu, which is significantly lower than current market prices for natural gas and will continue to affect revenues. We expect our depletion rate to increase to $2.16/Mcfe in the third quarter of 2005 from $2.14/Mcfe in the second quarter of 2005 due to higher finding and development costs and the cost of our recent acquisitions. In addition, we expect our depletion rate to increase further in the fourth quarter of 2005 as we complete the announced Medicine Bow acquisition.
Production Hedge Position
      As part of our overall strategy, we hedge our natural gas and oil production to stabilize cash flows, reduce the risk of downward commodity price movements on our sales and to protect the economic assumptions associated with our capital investment and acquisition programs. Our hedge position, as further described in our 2004 Annual Report on Form 10-K, includes average hedge prices that are significantly below the current market price for natural gas. During the six months ended June 30, 2005 and through the date of this filing, we have not added any additional hedges.
      Overall, we experienced a significant decrease in the fair value of our natural gas hedging derivatives discussed above in the first six months of 2005. These non-cash fair value decreases are generally deferred in our accumulated other comprehensive income and will be realized in our operating results at the time the production volumes to which they relate are sold. As of June 30, 2005, the fair value of these positions that is deferred in accumulated other comprehensive income was a pre-tax loss of $626 million. The income impact of the settlement of these derivatives will be substantially offset by the impact of the corresponding change in the price to be received when the hedged natural gas production is sold.

Operating Results
      The following is a reconciliation of EBIT to net income for the periods ended June 30:

			Six Months
	Quarter Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Operating revenues	$196	$193	$356	$412
Operating expenses	(164)	(133)	(306)	(288)

Operating income	32	60	50	124
Other income, net	—	—	1	—

EBIT	32	60	51	124
Affiliated interest income	4	4	7	9
Interest expense	(19)	(21)	(38)	(39)
Income taxes	(6)	(16)	(8)	(34)

Net income	$11	$27	$12	$60

      Below are our operating results and an analysis of these results for the periods ended June 30:

			Six Months
	Quarter Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Operating revenues:
Natural gas	$159	$161	$285	$340
Oil, condensate and NGL	36	31	70	71
Other	1	1	1	1

Total operating revenues	196	193	356	412
Transportation and net product costs(1)	(9)	(12)	(18)	(21)

Total operating margin	187	181	338	391
Operating expenses:
Depreciation, depletion and amortization	(92)	(79)	(174)	(172)
Production costs(2)	(34)	(21)	(59)	(44)
General and administrative expenses	(25)	(18)	(49)	(37)
Taxes, other than production and income taxes	(2)	(1)	(4)	(3)
Restructuring charges	(2)	(2)	(2)	(11)

Total operating expenses(1)	(155)	(121)	(288)	(267)

Operating income	32	60	50	124
Other income, net	—	—	1	—

EBIT	$32	$60	$51	$124

	Quarter Ended			Six Months Ended
	June 30,			June 30,

			Percent			Percent
	2005	2004	Variance	2005	2004	Variance

Volumes, prices and costs per unit:
Natural gas
Volumes (MMcf)	34,889	35,436	(2)%	66,087	76,360	(13)%
Average realized prices including hedges ($/Mcf)(3)	$4.55	$4.53	—%	$4.31	$4.44	(3)%
Average realized prices excluding hedges ($/Mcf)(3)	$6.64	$5.93	12%	$6.35	$5.80	9%
Average transportation costs ($/Mcf)	$0.23	$0.21	10%	$0.23	$0.18	28%
Oil, condensate and NGL
Volumes (MBbls)	858	875	(2)%	1,742	2,386	(27)%
Average realized prices including hedges ($/Bbl)(3)	$41.94	$35.26	19%	$40.29	$29.95	35%
Average realized prices excluding hedges ($/Bbl)(3)	$41.94	$35.26	19%	$40.29	$29.95	35%
Average transportation costs ($/Bbl)	$0.63	$1.89	(67)%	$0.77	$1.52	(49)%
Total equivalent volumes (MMcfe)	40,037	40,687	(2)%	76,539	90,680	(16)%
Production costs ($/Mcfe)
Average lease operating costs	$0.64	$0.45	42%	$0.57	$0.41	39%
Average production taxes	0.20	0.07	186%	0.20	0.07	186%

Total production costs(2)	$0.84	$0.52	62%	$0.77	$0.48	60%

Average general and administrative expenses ($/Mcfe)	$0.63	$0.43	47%	$0.63	$0.40	58%
Unit of production depletion cost ($/Mcfe)	$2.14	$1.80	19%	$2.12	$1.76	20%

(1)	Transportation and net product costs are included in operating expenses on our consolidated statements of income.
(2)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).
(3)	Prices are stated before transportation costs.

Quarter and Six Months Ended June 30, 2005 Compared to Quarter and Six Months Ended June 30, 2004
      Our EBIT for the quarter and six months ended June 30, 2005 decreased $28 million and $73 million as compared to the quarter and six months ended June 30, 2004. The table below lists the significant variances in our operating results in the quarter and six months ended June 30, 2005 as compared to the same periods in 2004:

	Variance

	Operating	Operating		EBIT
	Revenue	Expense	Other(1)	Impact

	Favorable/(Unfavorable)
	(In millions)
Quarter Ended June 30,
Natural Gas Revenue
Higher realized prices in 2005	$25	$—	$—	$25
Lower production volumes in 2005	(3)	—	—	(3)
Impact from hedge program in 2005 versus 2004	(24)	—	—	(24)
Oil, Condensate, and NGL Revenue
Higher realized prices in 2005	6	—	—	6
Lower production volumes in 2005	(1)	—	—	(1)
Depreciation, Depletion, and Amortization Expense
Higher depletion rate in 2005	—	(14)	—	(14)
Lower production volumes in 2005	—	1	—	1
Production Costs
Higher lease operating costs in 2005	—	(8)	—	(8)
Higher production taxes in 2005	—	(5)	—	(5)
Other
Higher general and administrative costs in 2005	—	(7)	—	(7)
Other	—	(1)	3	2

Total Variances	$3	$(34)	$3	$(28)

Six Months Ended June 30,
Natural Gas Revenue
Higher realized prices in 2005	$36	$—	$—	$36
Lower production volumes in 2005	(60)	—	—	(60)
Impact from hedge program in 2005 versus 2004	(31)	—	—	(31)
Oil, Condensate, and NGL Revenue
Higher realized prices in 2005	18	—	—	18
Lower production volumes in 2005	(19)	—	—	(19)
Depreciation, Depletion, and Amortization Expense
Higher depletion rate in 2005	—	(27)	—	(27)
Lower production volumes in 2005	—	25	—	25
Production Costs
Higher lease operating costs in 2005	—	(7)	—	(7)
Higher production taxes in 2005	—	(8)	—	(8)
Other
Higher general and administrative costs in 2005	—	(12)	—	(12)
Other	—	8	4	12

Total Variances	$(56)	$(21)	$4	$(73)

(1)	Consists primarily of changes in transportation costs and other income.
     Operating Revenues. During 2005, we experienced a significant decrease in production volumes versus the same period in 2004. Both the Texas Gulf Coast and the offshore regions experienced significant decreases in production due to normal production declines and a lower capital spending program over the last several years. In addition, the Texas Gulf Coast region was impacted by mechanical well failures. However, our production volumes for the quarter were relatively flat compared with the same period in 2004 as production declines were substantially offset by increases in production volumes resulting from our east and south Texas acquisitions. During the quarter and six month periods, we continued to benefit from a strong commodity pricing environment on natural gas and oil, condensate and NGL. However, the losses of our hedging program for the quarter and six months ended June 30, 2005 were $73 million and $135 million, compared to $49 million and $104 million for the quarter and six months ended June 30, 2004.
      Depreciation, depletion, and amortization expense. Lower production volumes in 2005 due to the production declines discussed above reduced our depreciation, depletion, and amortization expense. However, more than offsetting this decrease were higher depletion rates due to higher finding and development costs and the cost of acquired reserves.
      Production costs. In 2005, we experienced higher workover costs due to the implementation of programs to improve production in offshore Gulf of Mexico and Texas Gulf Coast regions and higher utility expenses, salt water disposal costs and compression costs. In addition, our production taxes increased as the result of higher commodity prices in 2005. The cost per unit increased primarily due to the lower production volumes mentioned above and higher production costs discussed above.
      Other. We are allocated a portion of El Paso’s corporate overhead in addition to the general and administrative expenses we incur. We also allocate to our affiliates a portion of El Paso’s corporate overhead allocated to us and a portion of our general corporate overhead. The allocations are based on the contributions of our activities relative to those of our affiliates. Lower allocations to other El Paso affiliates, lower capitalized costs and higher benefit costs associated with pension plans resulted in an increase in our general and administrative expenses in 2005. In addition, we incurred severance charges of $2 million in the first six months of 2005 compared to $11 million for the first six months of 2004.
Income Taxes

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions except for rates)
Income taxes	$6	$16	$8	$34
Effective tax rate	35%	37%	40%	36%
      During 2005, our overall effective tax rate on income was different from the statutory rate of 35 percent due to lower pretax income and our inability to realize a state income tax benefit on interest expense related to our long-term debt as this debt is held by an entity not subject to state income taxes.
Liquidity
      Our primary sources of liquidity are cash generated from our internal operations, advances from El Paso through its cash management program, asset sales and capital contributions from El Paso. Our cash balance at June 30, 2005, decreased from the balance at December 31, 2004, due to acquisitions in the first quarter of 2005, which were partially funded by a capital contribution of $79 million from El Paso. In addition, our operating cash flow for the first six months of 2005 was negatively impacted by longer payment terms, as allowed under our contract, with El Paso Marketing, our affiliate.
      Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso, subject to limitations under our indenture, or El Paso provides cash to us. We reflect these advances as investing activities in our statement of cash flows. At June 30, 2005, we had a cash advance receivable from El Paso of $262 million, classified as a current note receivable from affiliate on our balance sheet based on the anticipated repayment of this amount by El Paso to assist in funding a portion of our Medicine Bow acquisition. We will finance the remaining portion of this acquisition through cash on hand and a new $500 million, five-year revolving credit facility which will be collateralized by a portion of our existing natural gas and oil reserves. El Paso intends to provide us funds to repay amounts borrowed under this facility within twelve months of closing through an issuance of equity. For the remainder of 2005, we believe that sufficient funding for all other capital expenditures, our working capital needs and debt service will continue to be provided by some or all of the sources described above.
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
Material Weakness Previously Disclosed
      As discussed in our 2004 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2004, over access to financial application programs and data in certain information technology environments. The remedial actions implemented in 2005 related to this material weakness are described below.
Evaluation of Disclosure Controls and Procedures
      As of June 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). As discussed below, we have made various changes in our internal controls which we believe remediate the material weakness previously identified by the company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our President and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.
Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes.

•	Developed a segregation of duties matrix for our primary financial system that documents existing role assignments.
      During the second quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Performed an in-depth analysis of the company’s primary financial accounting system to examine all existing functional access to identify any potentially incompatible duties.

•	Enhanced the segregation of duties matrix for our primary financial accounting system based on the in-depth analysis of user access.

•	Modified the primary financial accounting system to eliminate or modify potentially conflicting functionality.

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our primary financial accounting system.

•	Separated security administration rights from system update capabilities for our primary financial accounting system.

•	Implemented monitoring procedures to monitor activities of security administration roles for our primary financial accounting system.
      We believe that the changes in our internal controls described above have remediated the material weakness. Our testing and evaluation of the operating effectiveness and sustainability of the changes in internal controls has not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference.
      Air Permit Violation. In March 2003, the Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order and Notice of Potential Penalty to our subsidiary, El Paso Production Company, alleging that it failed to timely obtain air permits for specified oil and gas facilities. El Paso Production Company requested an adjudicatory hearing on the matter. Pursuant to discussions with the LDEQ, we have reached an agreement in principle to resolve the allegations for $77,287. The parties are drafting the final settlement document formalizing the agreement.
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
Item 5. Other Information
      None.
Item 6. Exhibits
      a. Exhibits
      Each exhibit identified below is filed as a part of this Report. Exhibits filed with this Report are designated by an “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

10	.A	Stock Purchase Agreement dated July 18, 2005 among the Registrant, Medicine Bow Energy Corporation and the other parties identified therein (Exhibit 10.A to our Form 8-K filed on July 19, 2005).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Date: August 5, 2005

/s/ D. Mark Leland

D. Mark Leland
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 5, 2005

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

Exhibit
Number		Description

10	.A	Stock Purchase Agreement dated July 18, 2005 among the Registrant, Medicine Bow Energy Corporation and the other parties identified therein (Exhibit 10.A to our Form 8-K filed on July 19, 2005).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.