Form 10-Q
period 2005-09-30
EL PASO PRODUCTION HOLDING CO
filed 2005-11-08
CIK 1239454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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
Telephone Number: (713) 420-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      Common stock, par value $1 per share. Shares outstanding on November 7, 2005: 1,000
      EL PASO PRODUCTION HOLDING COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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
     When we refer to “us”, “we”, “our”, “ours”, “EPPH” or “El Paso Production”, we are describing El Paso Production Holding Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO PRODUCTION HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues	$207	$168	$563	$580

Operating expenses
Cost of sales	9	9	27	30
Operation and maintenance	55	39	150	124
Depreciation, depletion and amortization	90	78	264	250
Taxes, other than income taxes	15	1	34	11

	169	127	475	415

Operating income	38	41	88	165
Other income, net	—	—	1	—
Affiliated interest income	4	3	11	12
Interest expense	(22)	(20)	(60)	(59)

Income before income taxes	20	24	40	118
Income taxes	4	10	12	44

Net income	$16	$14	$28	$74

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$64	$124
Accounts receivable, net of allowance of $6 in 2005 and $5 in 2004	286	142
Note receivable from affiliate	—	145
Deferred income taxes	264	86
Other	91	25

Total current assets	705	522

Property, plant and equipment, at cost
Natural gas and oil properties
Proved properties-full cost method	8,201	7,313
Unevaluated costs excluded from amortization	430	253
Other	70	86

	8,701	7,652
Less accumulated depreciation, depletion and amortization	5,427	5,239

Total property, plant and equipment, net	3,274	2,413

Other assets
Note receivable from affiliate	—	332
Deferred income taxes	1	132
Investments in unconsolidated affiliates	797	6
Other	31	60

	829	530

Total assets	$4,808	$3,465

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$60	$50
Other	120	67
Liabilities from price risk management activities	756	243
Note payable to affiliate	41	—
Accrued interest	32	8
Other	55	25

Total current liabilities	1,064	393

Long-term debt	1,700	1,200

Other
Liabilities from price risk management activities	253	273
Deferred income taxes	366	—
Other	87	102

	706	375

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	1,821	1,701
Retained earnings	137	109
Accumulated other comprehensive loss	(620)	(313)

Total stockholder’s equity	1,338	1,497

Total liabilities and stockholder’s equity	$4,808	$3,465

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended
	September 30,

	2005	2004

Cash flows from operating activities
Net income	$28	$74
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	264	250
Deferred income taxes	41	59
Earnings from unconsolidated affiliates, adjusted for cash distributions	5	—
Other non-cash income items	—	3
Asset and liability changes	(69)	(28)

Net cash provided by operating activities	269	358

Cash flows from investing activities
Capital expenditures	(435)	(348)
Net proceeds from sale of assets	5	—
Cash paid for acquisitions, net of cash acquired	(1,023)	—
Change in note receivable from affiliate	477	121
Increase in restricted cash	(10)	—
Other	1	—

Net cash used in investing activities	(985)	(227)

Cash flows from financing activities
Net proceeds from the issuance of long-term debt	495	—
Change in note payable to parent	41	—
Contribution from parent	120	—

Net cash provided by financing activities	656	—

Change in cash and cash equivalents	(60)	131
Cash and cash equivalents
Beginning of period	124	34

End of period	$64	$165

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income	$16	$14	$28	$74

Unrealized net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market losses arising during period (net of income taxes of $172 and $260 in 2005 and $45 and $127 in 2004)	(300)	(78)	(454)	(221)
Reclassification adjustments for changes in initial value to the settlement date (net of income taxes of $36 and $84 in 2005 and $18 and $60 in 2004)	62	31	147	105

Other comprehensive loss	(238)	(47)	(307)	(116)

Comprehensive loss	$(222)	$(33)	$(279)	$(42)

See accompanying notes.

EL PASO PRODUCTION HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
  Basis of Presentation
      We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2005, and for the quarters and nine months ended September 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
2. Acquisitions
      In August 2005, we completed the acquisition of Medicine Bow Energy Corporation for total cash consideration of approximately $851 million, or $845 million net of cash acquired. Of this amount, $814 million was paid for the interests acquired, $23 million was used to repay Medicine Bow indebtedness, and $14 million was used for various advisor fees and other costs. Medicine Bow has an estimated 383 Bcfe of proved reserves, mostly in the Rockies and East Texas. Of the proved reserves acquired, our net interest of approximately 253 Bcfe will not be consolidated in our reserves as these reserves are owned by Four Star Oil & Gas Company, an unconsolidated affiliate of Medicine Bow. Our proportionate share of the future operating results associated with these unconsolidated reserves will be reflected as earnings from unconsolidated affiliates in our financial statements. (see Note 6).
      During the first quarter of 2005, we also acquired properties with approximately 131 Bcfe of existing proved reserves. These acquisitions included (i) a 100% interest in GMT Energy Corp (GMT), a company engaged in the exploration, development, and production of natural gas and oil in east Texas for $181 million, or $178 million, net of cash acquired, (ii) properties in south Texas for approximately $31 million, and (iii) the interest held by one of the parties under a net profits agreement for approximately $35 million.

      The Medicine Bow and GMT acquisitions were accounted for using the purchase method of accounting. No goodwill was recorded in either transaction. The purchase price for each acquisition was initially allocated as listed in the table below:

Allocation of fair value of assets and liabilities:	Medicine Bow	GMT

Current assets	$26	$3
Natural gas and oil properties	287	201
Unevaluated costs excluded from amortization	132	71
Investment in unconsolidated affiliates	796	—
Current liabilities	(23)	(4)
Asset retirement obligations	(2)	—
Deferred tax liability	(365)	(90)

Total	$851	$181

      We have reflected the results of operations for each acquisition in our income statement, beginning February 26, 2005 for GMT and September 1, 2005 for Medicine Bow.
      The following summary presents unaudited proforma consolidated results of operations for the quarters and nine months ended September 30, 2005 and 2004, as if the acquisitions had occurred as of the beginning of the periods presented. The proforma results include adjustments for depreciation, depletion and amortization based on the purchase price allocated to the properties along with the related income tax effects, and are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at that date, nor are they necessarily indicative of future operating results.

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005(1)	2004	2005(1)	2004

	Unaudited
	(In millions)
Operating revenues	$218	$184	$609	$637

Net income	$16	$14	$39	$68

(1)	Excludes a $13 million charge of Medicine Bow for change of control payments triggered as a result of the acquisition.
3. Income Taxes

	Quarter		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except for rates)
Income taxes	$4	$10	$12	$44
Effective tax rate	20%	42%	30%	37%
      Our overall effective tax rate for the quarter and nine month periods ended September 30, 2005, was different from the statutory rate of 35 percent primarily due to earnings from unconsolidated affiliates where we apply a dividends received deduction. Partially offsetting this impact was our inability to realize a state income tax benefit on interest expense related to our long-term debt, as this debt is held by an entity not subject to state income taxes, which also affected our effective rate for the quarter and nine month periods in 2004. For a further discussion of our income taxes, see Note 6.

4. Debt and Other Credit Facilities
      In August 2005, we entered into a new $500 million five-year bank credit facility with an interest rate of LIBOR plus 1.875%, which can be used to fund borrowings or for the issuance of letters of credit. Under the facility, we borrowed $500 million, which was used to partially fund our acquisition of Medicine Bow. The facility is collateralized by our properties located in Vermejo Ranch in New Mexico and Colorado, Holly Field in Louisiana, Minden Field in Texas, and the majority of our Coal Bed Methane properties in Alabama. The availability of borrowings under this facility is subject to various conditions which we currently meet. These conditions include compliance with the financial covenants and ratios required by the facility, absence of default under the facility, and the continued accuracy of the representations and warranties contained in the facility. The financial coverage ratios under the facility require that our EBITDA to interest expense not be less than 2.00 to 1.00, our debt to EBITDA not to be greater than 4.50 to 1.00 until September 30, 2006 and 4.00 to 1.00 thereafter, and our collateral coverage ratio (as defined in the facility) to not be less than 1.5 to 1.0.
      We have the ability to call $920 million of our debt in 2005 and an additional $780 million in 2006 and thereafter. However, we do not currently have the intent to call this debt.
5. Commitments and Contingencies

Legal Proceedings and Other Contingency
      Grynberg. In 1997, a number of El Paso entities, including our subsidiary, El Paso Production Company, were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff in this case seeks royalties along with interest expenses and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued its recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the actions filed by Grynberg against El Paso Production Company. If the district court judge adopts the representative’s recommendations, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      Reserve Revisions. In March 2004, El Paso received a subpoena from the SEC requesting documents related to its December 31, 2003 natural gas and oil reserve revisions. El Paso and its Audit Committee have also received federal grand jury subpoenas for documents with regard to these reserve revisions and El Paso cooperated with the U.S. Attorney’s investigation related to this matter. In June 2005, El Paso was informed that the U.S. Attorney’s office closed this investigation and will not pursue prosecution at this time. We continue to assist El Paso and its Audit Committee in their efforts to cooperate with the SEC in its investigation related to such reserve revisions.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      Raton. During the third quarter of 2004, we discovered that the supplier of electricity to our Raton field in New Mexico underbilled us for electricity usage during the last two years. We are currently reviewing the matter and have accrued an amount that we believe represents our liability on this matter.
      For each of our legal proceedings and other contingent matters, we evaluate the merits of the case, our exposure, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly. As of September 30, 2005, we had approximately $7 million accrued for all outstanding legal and other contingent matters.

Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2005, we had no accrual for remediation costs and associated onsite, offsite and groundwater technical studies or for related environmental legal costs.
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

Guarantees
      In April 2005, we entered into a financial guarantee with the Minerals Management Service (MMS) that obligates us to make payments for the offshore operations of our affiliate, El Paso CGP Company (El Paso CGP) if El Paso CGP fails to make its required payments for oil spills and plug and abandonment obligations. El Paso CGP has agreed to reimburse us for any costs we incur associated with this guarantee. During the second quarter of 2005, we received $10 million to cover their obligations which is classified as restricted cash and included in other current assets in our balance sheet. As a result of our guarantee, we may be responsible for any costs ultimately not reimbursed. We negotiated the guarantee on an arms length basis and obtained a third party fairness opinion.

6.	Investments in Unconsolidated Affiliates and Related Party Transactions
      We hold a 43.1 percent ownership interest in an unconsolidated affiliate, Four Star, which we acquired in connection with our Medicine Bow acquisition in August 2005. We account for our investment using the equity method of accounting and report our proportionate share of Four Star’s earnings in other income on our income statement. For the quarter and nine months ended September 30, 2005, our proportionate share of

Four Star’s revenues, expenses, and net income was $13 million, $5 million, and $5 million. At September 30, 2005, our investment in Four Star was greater than our equity in the net assets of this investment by $718 million, a portion of which related to unevaluated properties. We amortize our investment in excess of the underlying equity in the net assets of Four Star, excluding amounts related to the unevaluated properties, using a unit-of-production method over the life of Four Star’s natural gas and oil reserves. During the quarter and nine months ended September 30, 2005, we recorded $5 million to amortize our investment in excess of the underlying equity in the net assets of the investment.
      During the quarter and nine months ended September 30, 2005, we received dividends of $5 million from Four Star.

Related Party Transactions
      Cash Management Program. Subject to limitations in our indenture, we participate in El Paso’s cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. At September 30, 2005, we had a note payable to El Paso of $41 million, classified as notes payable to affiliate on our balance sheet primarily based on the anticipated repayment to El Paso of amounts owed under the cash management program. At December 31, 2004, we had a receivable from El Paso of $477 million of which $145 million was classified as a current note receivable from affiliate on our balance sheet. The interest rate under the cash management program was 4.9% at September 30, 2005 and 2.0% at December 31, 2004.
      Operating Activities with Affiliates. We enter into a number of transactions with affiliates in the ordinary course of conducting our business. We sell our natural gas primarily to affiliates of El Paso at spot market prices. The following table shows revenues and charges to/from our affiliates for the periods ended September 30:

	Quarter		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Operating revenues	$64	$104	$276	$331
Operating expenses from affiliates	29	36	83	88
Reimbursements of operating expenses charged to affiliates	21	32	68	80
      We have also entered into a service agreement in which El Paso provides us with a reimbursement of 2.5 cents per MMBtu in 2005 and 2006 for administrative costs associated with hedging transactions we entered into in December 2004.
      At September 30, 2005 and December 31, 2004, we had accounts receivable from our affiliate of $186 million and $92 million for sales of natural gas. In addition, we had accounts payable to our affiliates of $30 million at September 30, 2005.
      Taxes. We are party to a policy with El Paso whereby El Paso files U.S. and state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. However, the majority of these balances will become payable to or receivable from El Paso. We had a $15 million federal income tax receivable included in other current assets and a $32 million federal income tax receivable included in other noncurrent assets at December 31, 2004. As of September 30, 2005, our federal income tax receivable included in other current assets was $71 million, of which $32 million had been reclassified from noncurrent federal income tax receivables as a result of the recent settlement of El Paso’s 2002 IRS audit. We also have state income taxes payable of $3 million and $8 million at September 30, 2005 and December 31, 2004, included in other current liabilities on our balance sheets.
      Other. In 2005, El Paso contributed approximately $120 million to us to partially fund the acquisitions of GMT and Medicine Bow.
      During the second quarter of 2005, we received $10 million from our affiliate, El Paso CGP, related to the guarantee with the MMS noted above. Additionally, at September 30, 2005 and December 31, 2004, we had contractual deposits of $5 million with El Paso’s regulated interstate pipelines.

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
Significant Operational Factors Since December 31, 2004
      Since December 31, 2004, we have experienced the following:

•	Higher realized prices. During the first nine months of 2005, we continued to benefit from a strong commodity price environment. However, under our hedge program, approximately 60 percent of our natural gas production for the first nine months of 2005 was hedged at an average price of $3.21 per MMBtu, significantly below the market price of natural gas. Accordingly, our realized natural gas prices, including hedges, increased only three percent compared with 2004 despite a 21 percent increase in the market price for natural gas. Realized prices for oil, condensate and NGL, which were not hedged, increased 36 percent compared to 2004.

•	Average daily production of 432 MMcfe/d (including 8 MMcfe/d from our unconsolidated affiliate). Our average daily production volumes, including our proportionate share from our unconsolidated investment in Four Star, increased in the third quarter of 2005 as compared with the second quarter of 2005 primarily due to continued production increases in our onshore region as a result of our drilling program and the acquisitions discussed below. These increases were partially offset by the impact of several hurricanes in the Gulf of Mexico discussed below.

•	Impact of hurricanes on production volumes. During the third quarter of 2005, our average daily production levels in the Gulf of Mexico were negatively impacted by 23 MMcfe/d due to Hurricanes Katrina and Rita. Prior to Hurricane Rita we were producing about 115 MMcfe/d from our offshore region. As of November 2005 we have brought back on line approximately 65 MMcfe/d of our offshore production. We will continue to bring Gulf of Mexico production back on line during the remainder of the fourth quarter but do not expect all of our offshore production to be back online until the first quarter of 2006.

•	Acquisitions and other capital expenditures. During the first nine months of 2005, our capital expenditures totaled $1.5 billion including the acquisition of Medicine Bow, acquisitions in east and south Texas and the purchase of the interest held by one of our partners under a net profits interest agreement. These acquisitions added properties with approximately 514 Bcfe of proved reserves, including our net interest of approximately 253 Bcfe of reserves owned by an unconsolidated affiliate of Medicine Bow. The Texas acquisitions offer additional exploration upside in two of our key operating areas, while the Medicine Bow acquisition increases our presence in the Rocky Mountains, complements our existing core operations, diversifies our commodity mix, and increases our reserve life.

•	Drilling Results. In 2005, we have announced deep shelf discoveries at West Cameron Block 75 and West Cameron Block 62 in the Gulf of Mexico. At West Cameron Block 75, we have a 36 percent working interest and an approximate 30 percent net revenue interest. We have tested the discovery and anticipate deliverability of approximately 40 MMcfe/d. At West Cameron Block 62, we have a 54 percent working interest and an approximate 45 percent net revenue interest. We have tested the well at rates up to 15 MMcfe/d. We expect both discoveries to come on line during the first quarter of 2006, after the installation of facilities.

Outlook for remainder of 2005
      For the remainder of 2005, a significant portion of our anticipated natural gas production is hedged at an average price of $3.22 per MMBtu, which is significantly lower than the current market price for natural gas and will continue to affect revenues. While we currently expect approximately 60 percent of our natural gas production volumes to be hedged based on anticipated fourth quarter production, this percentage could be higher if recovery of shut-in production volumes resulting from the hurricanes comes back online slower than currently anticipated. We expect our depletion rate to increase to $2.22/Mcfe in the fourth quarter of 2005 from $2.16/Mcfe in the third quarter of 2005 due to higher finding and development costs and the cost of acquired reserves.
Production Hedge Position
      As part of our overall strategy, we hedge our natural gas and oil production to stabilize cash flows, reduce the risk of downward commodity price movements on our sales and protect the economic assumptions associated with our capital investment and acquisition programs. Our current hedge position, as further described in our 2004 Annual Report on Form 10-K, includes average hedge prices that are significantly below the current market price for natural gas. During the nine months ended September 30, 2005 and through the date of this filing, we have not added any additional hedges.
      Overall, we experienced a significant decrease in the fair value of our natural gas hedging derivatives discussed above in the first nine months of 2005. These non-cash fair value decreases are generally deferred in our accumulated other comprehensive income and will be realized in our operating results at the time the production volumes to which they relate are sold. As of September 30, 2005, the fair value of these positions that is deferred in accumulated other comprehensive income was a pre-tax loss of approximately $1 billion. The income impact of the settlement of these derivatives will be substantially offset by the impact of the corresponding change in the price to be received when the hedged natural gas production is sold.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) income taxes and (ii) interest, which includes interest expense and affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.

Operating Results
      The following is a reconciliation of EBIT to net income for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Operating revenues	$207	$168	$563	$580
Operating expenses	(169)	(127)	(475)	(415)

Operating income	38	41	88	165
Other income, net	—	—	1	—

EBIT	38	41	89	165
Affiliated interest income	4	3	11	12
Interest expense	(22)	(20)	(60)	(59)
Income taxes	(4)	(10)	(12)	(44)

Net income	$16	$14	$28	$74

      Below are our operating results and an analysis of these results for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except volumes and prices)
Operating Revenues:
Natural gas	$165	$137	$450	$477
Oil, condensate and NGL	41	31	111	102
Other	1	—	2	1

Total operating revenues	207	168	563	580
Transportation and net product costs(1)	(9)	(9)	(27)	(30)

Total operating margin	198	159	536	550
Operating Expenses:
Depreciation, depletion and amortization	(90)	(78)	(264)	(250)
Production costs(2)	(40)	(23)	(99)	(67)
Restructuring charges	—	(1)	(2)	(12)
General and administrative expenses	(28)	(18)	(77)	(55)
Taxes other than production and income	(2)	2	(6)	(1)

Total operating expenses(1)	(160)	(118)	(448)	(385)

Operating income	38	41	88	165
Other income	—	—	1	—

EBIT	$38	$41	$89	165

	Quarter Ended			Nine Months Ended
	September 30,			September 30,

			Percent			Percent
	2005	2004	Variance	2005	2004	Variance

Consolidated volumes, prices and costs per unit:
Natural gas Volumes (MMcf)	34,310	33,182	3%	100,397	109,542	(8)%
Average realized prices including hedges ($/Mcf)(3)	$4.81	$4.13	16%	$4.48	$4.35	3%
Average realized prices excluding hedges ($/Mcf)(3)	$8.21	$5.66	45%	$6.99	$5.76	21%
Average transportation costs ($/Mcf)	$0.24	$0.24	—	$0.23	$0.20	15%
Oil, condensate and NGL Volumes (MBbls)	822	839	(2)%	2,564	3,225	(20)%
Average realized prices ($/Bbl)(3)(4)	$49.59	$36.84	35%	$43.28	$31.74	36%
Average transportation costs ($/Bbl)	$0.60	$1.00	(40)%	$0.72	$1.38	(48)%
Total equivalent volumes (MMcfe)	39,245	38,211	3%	115,784	128,891	(10)%
Production costs ($/Mcfe) Average lease operating cost	$0.69	$0.52	33%	$0.62	$0.44	41%
Average production taxes	0.34	0.10	240%	0.24	0.08	200%

Total production cost(2)	$1.03	$0.62	66%	$0.86	$0.52	65%

Average general and administrative cost ($/Mcfe)	$0.72	$0.48	50%	$0.66	$0.43	53%
Unit of production depletion cost ($/Mcfe)	$2.16	$1.87	16%	$2.13	$1.79	19%
Unconsolidated affiliate volumes (Four Star)(5)
Natural Gas (MMcf)	1,605			1,605
Oil, condensate and liquids (MBbls)	92			92
Total equivalent volumes (MMcfe)	2,156			2,156

(1)	Transportation and net product costs are included in operating expenses on our consolidated statement of income.
(2)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).
(3)	Prices are stated before transportation costs.
(4)	We do not have any hedges associated with our oil, condensate and NGL volumes.
(5)	We acquired our equity interest in Four Star in connection with our Medicine Bow acquisition in August 2005. Volumes reflected are net to our interest.

Quarter and Nine Months Ended September 30, 2005 Compared to Quarter and Nine Months Ended September 30, 2004
      The table below lists the significant variances in our operating results in the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004:

	Variance

	Operating	Operating		EBIT
	Revenue	Expense	Other(1)	Impact

	Favorable/(Unfavorable)
	(In millions)
Quarter Ended September 30,
Natural Gas Revenue
Higher prices in 2005	$88	$—	$—	$88
Higher volumes in 2005	6	—	—	6
Impact from hedge program in 2005 versus 2004	(66)	—	—	(66)
Oil, Condensate, and NGL Revenue
Higher realized prices in 2005	11	—	—	11
Lower volumes in 2005	(1)	—	—	(1)
Depreciation, Depletion, and Amortization Expense
Higher depletion rate in 2005	—	(11)	—	(11)
Higher production volumes in 2005	—	(2)	—	(2)
Production Costs
Higher lease operating costs in 2005	—	(7)	—	(7)
Higher production taxes in 2005	—	(10)	—	(10)
Other
Higher general and administrative costs in 2005	—	(10)	—	(10)
Other	1	(2)	—	(1)

Total Variances	$39	$(42)	$—	$(3)

Nine Months Ended September 30,
Natural Gas Revenue
Higher prices in 2005	$123	$—	$—	$123
Lower volumes in 2005	(53)	—	—	(53)
Impact from hedge program in 2005 versus 2004	(97)	—	—	(97)
Oil, Condensate, and NGL Revenue
Higher realized prices in 2005	30	—	—	30
Lower volumes in 2005	(21)	—	—	(21)
Depreciation, Depletion, and Amortization Expense
Higher depletion rate in 2005	—	(39)	—	(39)
Lower production volumes in 2005	—	24	—	24
Production Costs
Higher lease operating costs in 2005	—	(14)	—	(14)
Higher production taxes in 2005	—	(18)	—	(18)
Other
Higher general and administrative costs in 2005	—	(22)	—	(22)
Other	1	6	4	11

Total Variances	$(17)	$(63)	$4	$(76)

(1)	Consists primarily of changes in transportation costs and other income.
     Operating Revenues. During 2005, we continued to benefit from a strong commodity pricing environment for natural gas and oil, condensate and NGL compared to 2004. However, losses from our hedging program for the quarter and nine months ended September 30, 2005 were $117 million and $252 million, compared to $51 million and $155 million for the quarter and nine months ended September 30, 2004. Production volumes for the third quarter of 2005 were relatively flat compared with the same period in 2004 due to the offsetting impacts of acquisitions and production declines; however, during the nine months ended September 30, 2005, we experienced a significant decrease in production volumes versus the same period in 2004. The offshore region experienced significant decreases in production due to hurricanes Katrina and Rita shutting in production during the third quarter of 2005. In addition, the offshore and Texas Gulf Coast regions experienced decreased production due to normal production declines and a lower capital spending program over the last several years, while the Texas Gulf Coast region was also impacted by mechanical well failures. Our onshore region experienced increased production compared with 2004 due to capital drilling programs and acquisition activities.
      Depreciation, Depletion, and Amortization Expense. During the quarter and nine month periods in 2005 we were negatively impacted by higher depletion rates compared with 2004 as a result of higher finding and development costs and the cost of acquired reserves which resulted in higher depreciation, depletion, and amortization expense. For the third quarter of 2005, increases in production volumes primarily resulting from our acquisitions contributed to the higher depreciation, depletion and amortization expense. However, during the nine month period, the effect of lower production volumes partially offset the impact of our higher depletion rates.
      Production Costs. In 2005, we experienced higher costs due to the implementation of programs to improve production in the offshore Gulf of Mexico and Texas Gulf Coast regions and higher utility expenses, salt water disposal costs and compression costs. In addition, our production taxes continue to be higher as the result of higher commodity prices in 2005, and higher tax credits taken in 2004 on high cost natural gas wells. The cost per unit increased primarily due to the lower production volumes and higher production costs mentioned above.
      Other. We are allocated a portion of El Paso’s corporate overhead in addition to the general and administrative expenses we incur. We also allocate to our affiliates a portion of El Paso’s corporate overhead allocation and a portion of our general corporate overhead. The allocations are based on the contributions of our activities relative to those of our affiliates. Lower allocations to other El Paso affiliates, higher benefit costs associated with pension plans, and higher legal, insurance, and professional fees resulted in an increase in our general and administrative expenses for the quarter and nine months ended September 30, 2005. In addition, we were allocated a larger percentage of El Paso’s total corporate costs due to the significance of our asset base and earnings to El Paso’s overall asset base and earnings. Also, we incurred severance charges of $2 million in the first nine months of 2005 compared to $12 million for the first nine months of 2004.
Income Taxes

	Quarter		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except for rates)
Income taxes	$4	$10	$12	$44
Effective tax rate	20%	42%	30%	37%
      Our overall effective tax rate for the quarter and nine month periods ended September 30, 2005 was different from the statutory rate of 35 percent primarily due to earnings from unconsolidated affiliates where we apply a dividends received deduction. Partially offsetting this impact was our inability to realize a state income tax benefit on interest expense related to our long-term debt as this debt is held by an entity not subject to state income taxes which also affected our effective rate for the quarter and nine month periods in 2004.
Liquidity
      Our primary sources of liquidity are cash generated from operations, advances from El Paso through its cash management program, our $500 million revolving credit facility (see Item 1, Financial Statements, Note 4), and capital contributions from El Paso. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso, subject to limitations in our indenture, or El Paso provides cash to us. Borrowings from El Paso under this program are reflected as financing activities and advances to El Paso are reflected as investing activities in our statement of cash flows. Prior to our acquisition of Medicine Bow, we were a provider of funds under this program and as of December 31, 2004, we had advanced $477 million to El Paso. During 2005, El Paso repaid these amounts, a substantial portion of which was used to acquire Medicine Bow. At September 30, 2005, we had borrowed $41 million from El Paso which is classified as a current note payable to affiliate on our balance sheet. Accordingly, we expect that in future periods our affiliated interest expense will increase while affiliated interest income will decrease.
      In August 2005, we utilized cash on hand, proceeds from repayment of our note receivable with El Paso of $257 million, a $41 million capital contribution from El Paso, and proceeds of $495 million, net of issuance costs from a new $500 million revolving credit facility (see further discussion in Item 1, Financial Statements, Note 4) to fund our Medicine Bow acquisition. In addition to our acquisitions, during the nine month period in 2005, we experienced longer payment terms, as allowed under our contract with El Paso Marketing, L.P., our affiliate.
      El Paso has stated its intent to provide us funds to repay amounts borrowed under our revolving credit facility within twelve months of the closing of the Medicine Bow acquisition through an issuance of El Paso common equity but is under no obligation to do so. If these amounts are repaid, the credit facility will be available to us to fund acquisitions or for other general corporate purposes. Based on our expected capital spending program, projections of amounts of hedged production and commodity price levels, we currently expect that El Paso may be required to fund a portion of our capital expenditures, working capital and debt service needs through the cash management program.
Commitments and Contingencies
      See Item 1, Note 5, which is incorporated herein by reference.

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
Evaluation of Disclosure Controls and Procedures
      As of September 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). As discussed below, we have made various changes in our internal controls which we believe remediate the material weakness previously identified by the company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our President and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.
Changes in Internal Control Over Financial Reporting
      During the first six months of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes.

•	Developed a segregation of duties matrix for our primary financial system that documents existing role assignments.

•	Performed an in-depth analysis of the company’s primary financial accounting system to examine all existing functional access to identify any potentially incompatible duties.

•	Enhanced the segregation of duties matrix for our primary financial accounting system based on the in-depth analysis of user access.

•	Modified the primary financial accounting system to eliminate or modify potentially conflicting functionality.

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our primary financial accounting system.

•	Separated security administration rights from system update capabilities for our primary financial accounting system.

•	Implemented monitoring procedures to monitor activities of security administration roles for our primary financial accounting system.
      During the third quarter of 2005, we also implemented various changes in our internal control over financial reporting, including:

•	Improving our procedures for managing information systems changes; and

•	Enhancing the automated controls over the preparation and posting of journal entries.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.
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
Item 5. Other Information
      None.
Item 6. Exhibits
      a. Exhibits
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

10	.A	Stock Purchase Agreement dated July 18, 2005 among the Registrant, Medicine Bow Energy Corporation and the other parties identified therein (Exhibit 10.A to our Form 8-K filed on July 19, 2005).
10	.B	Credit Agreement dated as of August 30, 2005, among El Paso Production Holding Company, El Paso Production Company, El Paso Energy Raton Corporation and El Paso Production GOM, Inc. and Fortis Capital Corp., The Royal Bank of Scotland plc and The Bank of Nova Scotia, and the Several Lenders from time to time Parties thereto (Exhibit 10.A to our Form 8-K filed on September 1, 2005).
10	.C	Form of Guarantee Agreement made by the Guarantors in favor of Fortis Capital Corp., as agent for the Creditors (Included in Exhibit 10.B above).
10	.D	Third Supplemental Indenture, dated as of August 31, 2005, among El Paso Production Holding Company, as Issuer, El Paso Production Company, El Paso Production GOM, Inc., El Paso Energy Raton Corporation, Medicine Bow Energy Corporation, Medicine Bow Operating Company and MBOW Four Star Corporation, as Subsidiary Guarantors, and Wilmington Trust Company, as Trustee (Exhibit 10.C to our Form 8-K filed on September 1, 2005).
10	.E	Amended and Restated Credit Agreement, dated as of October 19, 2005, among El Paso Production Holding Company, El Paso Production Company, El Paso Energy Raton Corporation and El Paso Production GOM, Inc., as Borrowers, and Fortis Capital Corp., The Royal Bank of Scotland plc, The Bank of Nova Scotia, Societe Generale and WESTLB AG, New York Branch and the Several Lenders from time to time Parties thereto. (Exhibit 10.A to our Form 8-K filed on October 24, 2005).
10	.F	Form of Guarantee Agreement made by the Guarantors in favor of Fortis Capital Corp., as agent for the Creditors (included in Exhibit 10.E above).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

EL PASO PRODUCTION HOLDING COMPANY
Date: November 7, 2005

/s/ Lisa A. Stewart

Lisa A. Stewart
President
(Principal Executive Officer)
Date: November 7, 2005

/s/ Gene T. Waguespack

Gene T. Waguespack
Senior Vice President,
Chief Financial Officer,
Treasurer and Controller
(Principal Financial and Accounting Officer)

EL PASO PRODUCTION HOLDING COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

10	.A	Stock Purchase Agreement dated July 18, 2005 among the Registrant, Medicine Bow Energy Corporation and the other parties identified therein (Exhibit 10.A to our Form 8-K filed on July 19, 2005).
10	.B	Credit Agreement dated as of August 30, 2005, among El Paso Production Holding Company, El Paso Production Company, El Paso Energy Raton Corporation and El Paso Production GOM, Inc. and Fortis Capital Corp., The Royal Bank of Scotland plc and The Bank of Nova Scotia, and the Several Lenders from time to time Parties thereto (Exhibit 10.A to our Form 8-K filed on September 1, 2005).
10	.C	Form of Guarantee Agreement made by the Guarantors in favor of Fortis Capital Corp., as agent for the Creditors (Included in Exhibit 10.B above).
10	.D	Third Supplemental Indenture, dated as of August 31, 2005, among El Paso Production Holding Company, as Issuer, El Paso Production Company, El Paso Production GOM, Inc., El Paso Energy Raton Corporation, Medicine Bow Energy Corporation, Medicine Bow Operating Company and MBOW Four Star Corporation, as Subsidiary Guarantors, and Wilmington Trust Company, as Trustee (Exhibit 10.C to our Form 8-K filed on September 1, 2005).
10	.E	Amended and Restated Credit Agreement, dated as of October 19, 2005, among El Paso Production Holding Company, El Paso Production Company, El Paso Energy Raton Corporation and El Paso Production GOM, Inc., as Borrowers, and Fortis Capital Corp., The Royal Bank of Scotland plc, The Bank of Nova Scotia, Societe Generale and WESTLB AG, New York Branch and the Several Lenders from time to time Parties thereto. (Exhibit 10.A to our Form 8-K filed on October 24, 2005).
10	.F	Form of Guarantee Agreement made by the Guarantors in favor of Fortis Capital Corp., as agent for the Creditors (included in Exhibit 10.E above).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.