Form 10-Q
period 2006-03-31
EL PASO EXPLORATION & PRODUCTION CO
filed 2006-05-08
CIK 1239454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
Telephone Number: (713) 420-2600
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐ .
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (As defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑ .
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
      Common Stock, par value $1 per share. Shares outstanding on May 5, 2006: 1,000
     EL PASO EXPLORATION & PRODUCTION COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

EL PASO EXPLORATION & PRODUCTION COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
     Below is a list of terms that are common to our industry and used throughout this document:

/d	=	per day	MMBtu	=	million British thermal units
Bbl	=	barrels	MMcf	=	million cubic feet
Bcfe	=	billion cubic feet of natural gas equivalents	MMcfe	=	million cubic feet of natural gas equivalents
MBbls	=	thousand barrels	NGL	=	natural gas liquids
Mcf	=	thousand cubic feet	TBtu	=	trillion British thermal units
Mcfe	=	thousand cubic feet of natural gas equivalents
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
     When we refer to “us”, “we”, “our” or “ours”, we are describing El Paso Exploration & Production Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements
EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Operating revenues	$375	$348
Operating expenses
Cost of products and services	21	15
Operation and maintenance	83	81
Depreciation, depletion and amortization	147	143
Taxes, other than income taxes	17	15

	268	254

Operating income	107	94
Earnings from unconsolidated affiliates	7	—
Other income, net	1	3
Affiliated interest expense	(2)	(7)
Interest expense	(26)	(19)

Income before income taxes	87	71
Income taxes	(28)	(26)

Net income	$59	$45

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$122	$46
Accounts receivable
Customer, net of allowance of $9 in 2006 and $10 in 2005	33	53
Affiliates	253	355
Other	74	81
Deferred income taxes	108	221
Other	52	69

Total current assets	642	825

Property, plant and equipment, at cost
Natural gas and oil properties
Proved properties-full cost method	14,969	14,762
Unevaluated costs excluded from amortization	369	384
Other	149	141

	15,487	15,287
Less accumulated depreciation, depletion and amortization	10,949	10,809

Total property, plant and equipment, net	4,538	4,478

Other assets
Investments in unconsolidated affiliates	760	761
Deferred income taxes	32	38
Other	29	30

	821	829

Total assets	$6,001	$6,132

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$79	$97
Affiliates	15	32
Other	171	167
Note payable to affiliate	50	125
Liabilities from price risk management activities	306	621
Other	96	73

Total current liabilities	717	1,115

Long-term debt	1,700	1,700

Other
Liabilities from price risk management activities	94	111
Deferred income taxes	318	305
Asset retirement obligation	162	158
Other	52	53

	626	627

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	3,410	3,410
Accumulated deficit	(217)	(276)
Accumulated other comprehensive loss	(235)	(444)

Total stockholder’s equity	2,958	2,690

Total liabilities and stockholder’s equity	$6,001	$6,132

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Cash flows from operating activities
Net income	$59	$45
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	147	143
Deferred income tax expense	8	46
Earnings from unconsolidated affiliates, adjusted for cash distributions	3	—
Asset and liability changes	95	74

Net cash provided by operating activities	312	308

Cash flows from investing activities
Capital expenditures	(163)	(245)
Net proceeds from the sale of assets	2	1
Cash paid for acquisitions, net of cash acquired	—	(173)

Net cash used in investing activities	(161)	(417)

Cash flows from financing activities
Dividends to parent	—	(52)
Contributions from parent	—	79
Change in note payable with affiliate	(75)	(26)

Net cash provided by (used in) financing activities	(75)	1

Change in cash and cash equivalents	76	(108)
Cash and cash equivalents
Beginning of period	46	127

End of period	$122	$19

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Net income	$59	$45

Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market gains (losses) arising during period (net of income taxes of $79 and $109 in 2006 and 2005)	137	(192)
Reclassification adjustments for changes in initial value to settlement date (net of income taxes of $41 and $17 in 2006 and 2005)	72	29

Other comprehensive income (loss)	209	(163)

Comprehensive income (loss)	$268	$(118)

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
      We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2006, and for the quarters ended March 31, 2006 and 2005, are unaudited. We derived the condensed balance sheet as of December 31, 2005, from the audited financial statements included in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
      On December 31, 2005, El Paso contributed the domestic exploration and production businesses owned by of one of its subsidiaries, El Paso CGP Company, L.L.C., to us. The contribution was part of El Paso’s ongoing simplification of its business structure, which included combining its domestic exploration and production activities under one reporting entity. We accounted for this contribution as a transaction between entities under common control. Accordingly, we have adjusted our financial statements for the first quarter of 2005 from those previously filed to include the combined statements of income, balance sheet, cash flows and comprehensive income as though we always owned these businesses. For a further discussion of this contribution and related transactions, see our 2005 Annual Report on Form 10-K.

Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K.

2.	Acquisitions and Divestitures
      Medicine Bow. In August 2005, we acquired Medicine Bow Energy Corporation (Medicine Bow), a privately held energy company, for total cash consideration of approximately $853 million. Medicine Bow owns a 43.1 percent interest in Four Star Oil & Gas Company (Four Star), an unconsolidated affiliate that owns natural gas and oil properties. Our proportionate share of the operating results associated with Four Star are reflected as earnings from unconsolidated affiliates in our financial statements. For further details regarding our investment in Four Star, see Note 5.
      The Medicine Bow acquisition was accounted for using the purchase method of accounting. We reflected Medicine Bow’s results of operations in our income statement beginning September 1, 2005. The following summary unaudited pro forma consolidated results of operations for the quarter ended March 31, 2005, reflect the combination of our historical income statements with Medicine Bow’s, adjusted for certain effects of the acquisition and related funding. These pro forma results are prepared as if the acquisition had occurred as of the beginning of the period presented and are not necessarily indicative of the operating results that would

EL PASO EXPLORATION & PRODUCTION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have occurred had the acquisition been consummated at that date, nor are they necessarily indicative of future operating results.

Quarter Ended
March 31, 2005

(In millions)
Revenues	$361
Net income	51
      GMT Energy Corp (GMT). During the first quarter of 2005, we also acquired properties including (i) a 100 percent interest in GMT, a company engaged in the exploration, development and production of natural gas and oil in east Texas for $181 million, (ii) properties in south Texas for approximately $31 million and (iii) the interest held by one of the parties under net profit agreements for approximately $53 million.
      Divestitures. In April 2006, we completed the sale of certain non-strategic south Texas natural gas and oil properties for approximately $67 million.

3.	Debt
      Credit Facilities. In March 2006, we amended the terms of our $500 million credit facility to increase the permitted activity under El Paso’s cash management program from $125 million to $200 million. In addition, we have the ability to use existing collateral supporting this facility to collateralize hedging agreements entered into to mitigate related commodity price risk exposure. In May 2006, the $400 million credit facility matured under which we had no amounts outstanding. For further discussion of these facilities, see our 2005 Annual Report on Form 10-K.

4.	Commitments and Contingencies
Legal Proceedings and Other Contingencies
      Gas Measurement Cases. A number of El Paso entities, including us, were named defendants in actions that generally allege a mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (in re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.) These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions on jurisdictional grounds. If the court adopts these recommendations, it will result in the dismissal of this case on jurisdictional grounds. Similar allegations were filed in a second action in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas on non-federal and non-Native American lands. The plaintiffs currently seek certification of a class of royalty owners in wells in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. In each of these cases, the applicable plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      For each of our outstanding legal and other contingent matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters discussed above cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly and these adjustments could be material. As of March 31, 2006, we had approximately $23 million accrued for outstanding legal and other contingent matters.
Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2006, we had accrued approximately $7 million for related environmental remediation costs, of which $6 million is reserved for operating facilities and approximately $1 million is related to a Superfund site. Liability at our Superfund site under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in estimating our liabilities.
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

5.	Investments in and Earnings from Unconsolidated Affiliates and Related Party Transactions
Investments in Unconsolidated Affiliates
      Four Star. We received dividends of $10 million from Four Star for the quarter ended March 31, 2006. Below is summarized financial information reflecting our proportionate share of the operating results of Four Star for the quarter ended March 31, 2006.

In millions

Operating results data:
Operating revenues	$47
Operating expenses	17
Net income(1)	21

(1) Our proportionate share for the quarter ended March 31, 2006 does not reflect $14 million recorded to amortize our investment in excess of the underlying equity in the net assets of the investment.

EL PASO EXPLORATION & PRODUCTION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Related Party Transactions
      Cash Management Program. Subject to limitations in our financing arrangements, we participate in El Paso’s cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowings from outside sources by El Paso. At March 31, 2006 and December 31, 2005, we had a note payable to El Paso of approximately $50 million and $125 million on our balance sheet, which is classified as a current note payable to affiliate. The interest rate under the cash management program was 5.5% at March 31, 2006 and 5.0% at December 31, 2005.
      Capital Contributions and Dividends. For the quarter ended March 31, 2005, El Paso contributed $79 million to us to partially fund the acquisition of GMT. For the quarter ended March 31, 2005, we also made dividends to our parent of approximately $54 million, of which $2 million was non-cash. These amounts primarily related to settlements under derivative contracts between us and El Paso affiliates.
      Other Affiliated Transactions. During the ordinary course of conducting our business, we enter into transactions with affiliates primarily related to the sale, transport and hedging of our natural gas, oil and NGL production. Historically, we also engaged in activities with other midstream affiliates of El Paso that provided natural gas and oil gathering, processing and treating services for us. The following table shows revenues and charges to/from our affiliates for the quarters ended March 31:

	2006	2005

	(In millions)
Operating revenues	$265	$271
Operating expenses from affiliates	26	29
Reimbursements of operating expenses charged to affiliates	7	4

•	El Paso. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. This allocation is based on the estimated level of resources devoted to our operations and the relative size of our EBIT, gross property and payroll. These expenses are primarily related to management, legal, financial, tax, consultative, administrative and other services, including employee benefits, annual incentive bonuses, rent, insurance and information technology.

We also have a service agreement with El Paso that provides for a reimbursement of 2.5 cents per MMBtu in 2006 and 2005 for our expected administrative costs associated with hedging transactions we entered into in December 2004.

•	El Paso Marketing. We sell our natural gas primarily to El Paso Marketing, L.P. at spot market prices. At March 31, 2006 and December 31, 2005, substantially all of our affiliated accounts receivable related to sales of natural gas to El Paso Marketing. We are also a party to a master hedging contract with El Paso Marketing whereby we hedge a portion of our natural gas production with El Paso Marketing. Realized gains and losses on these hedges are included in our operating revenues.

•	El Paso Pipelines. We also contract for services with El Paso’s regulated interstate pipelines that provide transportation and related services for our natural gas production. At March 31, 2006 and December 31, 2005, we had contractual deposits of $6 million with El Paso’s regulated interstate pipelines.
      Taxes. Additionally, we are party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have federal income tax receivables of $20 million and $40 million in other current assets at March 31, 2006 and December 31, 2005, on our balance sheet. We also have state income taxes payable of $9 million and $8 million at March 31, 2006 and December 31, 2005, included in other current liabilities on our balance sheet. The majority of these balances will become payable to or receivable from El Paso under the tax accrual policy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2005 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
      On December 31, 2005, El Paso made a capital contribution to us of several domestic exploration and production companies. The financial information contained herein reflects the combined results of our reported operations with those of the contributed properties for all periods presented. See Item I, Financial Statements, Note 1 for further discussion of the transaction.
Overview
      Our business consists of natural gas and oil exploration and production activities. Our operating results are driven by a variety of factors, including the ability to locate and develop economic natural gas and oil reserves, extract those reserves with minimal production costs, sell the products at attractive prices and minimize our total administrative costs.
      We manage this business with the goal of creating value through disciplined capital allocation, cost control, and portfolio management. Our natural gas and oil reserve portfolio blends slower decline rate, typically longer lived assets in our Onshore region with steeper decline rate, shorter lived assets in our Texas Gulf Coast and Gulf of Mexico and south Louisiana regions. We believe the combination of our assets in these regions provides significant near-term cash flow while providing consistent opportunities for high-return investments.
Significant Operational Factors Since December 31, 2005

•	Higher realized prices. We continued to benefit from a strong commodity pricing environment in the first quarter of 2006. Realized natural gas prices, which include the impact of our hedges, increased 10 percent while oil, condensate and NGL prices increased 32 percent compared to the first quarter of 2005.

•	Average daily production of 662 MMcfe/d (excluding 71 MMcfe/d from our equity investment in Four Star). Our consolidated average daily equivalent production volumes were lower than expected due to continued shut-in production volumes in our Gulf of Mexico and south Louisiana region caused by hurricanes in the Gulf of Mexico during 2005. Consolidated production volumes for the first quarter of 2006 were six percent below the comparable period in 2005. However, when including our proportionate share of the production volumes from our equity investment in Four Star, average daily equivalent production volumes increased when compared to the first quarter of 2005. Our production results by region are as follows:

Onshore. We have continued to increase production volumes as a result of our successful drilling and acquisition programs.

Gulf of Mexico and south Louisiana. In our Gulf of Mexico and south Louisiana region, production increased during the quarter as we continued to bring shut-in volumes from the hurricanes back on-line. During the first quarter of 2006, the negative impact of shut-in volumes was approximately 40 MMcfe/d and at April 30, 2006, approximately 24 MMcfe/d remained shut-in, which we expect to bring back on-line during the remainder of 2006.

Texas Gulf Coast. First quarter of 2006, production volumes were 14 percent lower than the comparable period in 2005. However, our capital program in this region has stabilized production volumes over the last three quarters. In April 2006, we completed the sale of certain non-strategic south Texas natural gas and oil properties for approximately $67 million. These properties had an average daily production of approximately 5 MMcfe/d and remaining reserves of approximately 13 Bcfe at the time of the sale.

•	Capital expenditures. During the first quarter of 2006, our capital expenditures totaled $212 million, which includes $49 million of accrued capital expenditures.

•	Drilling results. During the first quarter of 2006 our drilling results by region were as follows:

Onshore. We experienced a 100 percent success rate on 71 gross wells drilled resulting in production growth in the Rockies, Raton, north Louisiana and Arkoma operating areas.

Gulf of Mexico and south Louisiana. Overall, we experienced a 100 percent success rate on four gross wells drilled. In early May 2006, we expect to bring on-line our two deep shelf discovery wells at West Cameron Blocks 75 and 62 in the Gulf of Mexico. In addition, we drilled our second Long Point well in Vermillion Parish, Louisiana in the first quarter of 2006. This well, along with the initial discovery well drilled in 2005, is expected to come on-line in May 2006. The Long Point wells, in which we own a 25 percent working interest, tested at a combined rate of approximately 75 MMcfe/d.

Texas Gulf Coast. We experienced a 90 percent success rate on 10 gross wells drilled. Additional Wilcox production was established from exploration at the Renger Field in Lavaca County, Texas. The shallow Vicksburg development program in Starr and Hidalgo Counties, Texas continued to provide consistent results adding production on existing base properties.
Outlook for 2006
      For 2006, we anticipate the following:

•	Capital expenditures of approximately $675 million for the remainder of the year;

•	Average daily production volumes for the year to average approximately 730 MMcfe/d to 755 MMcfe/d, which excludes approximately 70 MMcfe/d from our equity interest in Four Star;

•	Cash operating costs to average approximately $1.67/Mcfe to $1.74/Mcfe for the year;

•	Unit of production depletion rate of $2.34/Mcfe in the second quarter of 2006 compared to $2.32/Mcfe in the first quarter of 2006; and

•	Continued industry-wide increases in drilling and oilfield service costs that will require constant monitoring of capital spending programs and a mitigation effort designed to manage and improve field efficiency.
Production Hedge Position
      We hedge our natural gas and oil production to stabilize cash flows, reduce the risk of downward commodity price movements on commodity sales and to protect the economic assumptions associated with our capital investment programs. Our hedge position at March 31, 2006, includes average hedge prices that are significantly below the current market price for natural gas. Due to decreases in natural gas prices and the settlement of certain of our derivative contracts during the first quarter of 2006, our price risk management liability for derivatives designated as hedges decreased from $732 million as of December 31, 2005 to $400 million as of March 31, 2006. Losses associated with our hedges, which are deferred in accumulated other comprehensive income, will be recognized upon the sale of the related production at market prices, resulting in a realized price that is approximately equal to the hedged price. For further information on our hedge contracts, see our 2005 Annual Report on Form 10-K.
      In April 2006, we entered into new derivative option contracts for a portion of our 2007 natural gas production. These option contracts, which were designated as accounting hedges, provide us with a floor price of $8.00 per MMBtu and an average ceiling price of $16.02 per MMBtu on 130 TBtu of our anticipated natural gas production in 2007. We paid premiums of $6 million to enter into these contracts. These contracts were executed under agreements, that will not require us to post any incremental net cash margin in future periods since they are collateralized by certain of our natural gas and oil properties. Additionally, we entered into basis swaps related to 5 TBtu of our anticipated south Texas natural gas production in 2006 and 37 TBtu in 2007, which were not designated as accounting hedges but rather will be marked-to-market in our results each period.

Results of Operations
Overview
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the cumulative effect of accounting changes, (ii) income taxes and (iii) interest, which includes third party and affiliated interest expense. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest expense from this measure so that our investors may evaluate our operating results independently from our financing methods or capital structure. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.
      The following is a reconciliation of EBIT to our net income for the quarters ended March 31:

	2006	2005

	(In millions)
Operating revenues	$375	$348
Operating expenses	268	254

Operating income	107	94
Earnings from unconsolidated affiliates	7	—
Other income, net	1	3

EBIT	115	97
Affiliated interest expense	(2)	(7)
Interest expense	(26)	(19)
Income taxes	(28)	(26)

Net income	$59	$45

Operating Results and Variance Analysis
      The tables below and the discussion that follows provide the operating results and analysis of significant variances in these results during the quarters ended March 31:

	2006	2005

	(In millions, except
	volumes and prices)
Operating revenues:
Natural gas	$280	$264
Oil, condensate and NGL	86	78
Other	9	6

Total operating revenues	375	348

Operating expenses:
Depreciation, depletion and amortization	147	143
Production costs(1)	62	55
General and administrative expenses	37	39
Cost of products and services(2)	21	15
Other	1	2

Total operating expenses	268	254

Operating income	107	94
Other income, net(3)	8	3

EBIT	$115	$97

			Percent
	2006	2005	Variance

Consolidated volumes, prices and costs per unit:
Natural gas
Volumes (MMcf)	49,658	51,837	(4)%
Average realized prices including hedges ($/Mcf)(4)	$5.63	$5.10	10%
Average realized prices excluding hedges ($/Mcf)(4)	$8.02	$6.02	33%
Average transportation costs ($/Mcf)	$0.25	$0.19	32%
Oil, condensate and NGL
Volumes (MBbls)	1,657	$1,971	(16)%
Average realized prices ($/Bbl)(4)	$52.16	$39.64	32%
Average transportation costs ($/Bbl)	$1.32	$0.81	63%
Total equivalent volumes
MMcfe	59,602	63,662	(6)%
MMcfe/d	662	707	(6)%
Production costs ($/Mcfe)
Average lease operating costs	$0.77	$0.67	15%
Average production taxes	0.28	0.21	33%

Total production costs(1)	$1.05	$0.88	19%

Average general and administrative expenses ($/Mcfe)	$0.62	$0.61	2%
Unit of production depletion cost ($/Mcfe)	$2.32	$2.10	10%
Unconsolidated affiliate volumes (Four Star)(3)
Natural Gas (MMcf)	4,507
Oil, condensate and NGL (MBbls)	309
Total equivalent volumes
MMcfe	6,360
MMcfe/d	71

(1)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).
(2)	Includes transportation costs.
(3)	Includes equity earnings and volumes for our investment in Four Star. Our equity interest in Four Star was acquired in connection with our acquisition of Medicine Bow in the third quarter 2005.
(4)	Prices are stated before transportation costs.

	Variance

	Operating	Operating
	Revenue	Expense	Other	EBIT

	Favorable/(Unfavorable)
	(In millions)
Natural Gas Revenue
Higher realized prices in 2006	$100	$—	$—	$100
Impact of hedges	(71)	—	—	(71)
Lower volumes in 2006	(13)	—	—	(13)
Oil, Condensate and NGL Revenue
Higher realized prices in 2006	21	—	—	21
Lower volumes in 2006	(13)	—	—	(13)
Depreciation, Depletion and Amortization Expense
Higher depletion rate in 2006	—	(13)	—	(13)
Lower production volumes in 2006	—	9	—	9
Production Costs
Higher lease operating costs in 2006	—	(4)	—	(4)
Higher production taxes in 2006	—	(3)	—	(3)
General and administrative expenses	—	2	—	2
Other
Earnings from investment in Four Star	—	—	7	7
Other	3	(5)	(2)	(4)

Total Variances	$27	$(14)	$5	$18

      Operating Revenues. During the first quarter of 2006, we continued to benefit from a strong commodity pricing environment for natural gas and oil, condensate and NGL. However, losses in our hedging program for the quarter ended March 31, 2006 were $119 million compared to $48 million for the quarter ended March 31, 2005. Although our production volumes benefited from the acquisitions in 2005, overall production volumes in our Texas Gulf Coast and Gulf of Mexico and south Louisiana regions experienced declines in year over year production due to normal declines and a lower capital spending program in these areas over the last several years. In addition, our Gulf of Mexico and south Louisiana region production was also impacted by the hurricanes in 2005, while the Texas Gulf Coast region was impacted by mechanical well failures.
      Depreciation, depletion and amortization expense. During the first quarter of 2006, we experienced higher depletion rates compared to the first quarter of 2005 as a result of higher finding and development costs and the cost of acquired reserves, which resulted in higher depreciation, depletion and amortization expense. However, during the first quarter of 2006, the impact of lower production volumes partially offset the impact of our higher depletion rates.
      Production costs. During the first quarter of 2006, our lease operating costs increased primarily due to higher maintenance, repair and workover costs, as well as higher fuel and utility expenses compared to the first quarter of 2005. Additionally, production taxes increased as compared to the first quarter of 2005 as a result of higher commodity prices in the first quarter of 2006. Partially offsetting this increase were higher tax credits taken during the first quarter of 2006 in Texas and Utah compared to the first quarter of 2005.
      General and administrative expenses. Our general and administrative expenses decreased slightly during the first quarter of 2006 compared to the same period in 2005. While our labor related costs and corporate overhead allocations from El Paso decreased, we incurred higher environmental costs from our processing facilities, as well as higher legal costs.
Other Income
      Other income increased in the first quarter of 2006 due to our acquisition of a 43.1 percent interest in Four Star in the third quarter of 2005.

Affiliated Interest Expense
      Affiliated interest expense for the quarter ended March 31, 2006, was $5 million lower than the same period in 2005 due primarily to a lower average advance balance. The average advance balance for the quarter ended March 31, 2006 decreased when compared to March 31, 2005 from $974 million to $144 million. The decrease in the average advance balance is due to the December 31, 2005 non-cash capital contributions from El Paso, which reduced our affiliated payables under the cash management program. The average short-term interest rates for the three month period increased to 5.2% in the first quarter of 2006 from 2.9% for the first quarter of 2005. For a discussion of the cash management program, see Part I, Item 1, Financial Statements, Note 5.
Interest Expense
      Interest expense for the quarter ended March 31, 2006, increased $7 million compared to the same period in 2005 due primarily to entering into a $500 million revolving credit facility in August 2005 in conjunction with our Medicine Bow acquisition.
Income Taxes

	Quarter Ended
	March 31,

	2006	2005

	(In millions,
	except for rates)
Income taxes	$28	$26
Effective tax rate	32%	37%
      For the quarter ended March 31, 2006, our effective tax rate differed from the federal statutory rate of 35 percent primarily as a result of earnings from unconsolidated affiliates where we applied a dividends received deduction and due to state income taxes, net of federal income tax benefits. The rate for the quarter ended March 31, 2005 differed from the federal statutory rate as a result of state income taxes, net of federal income tax benefits.
Liquidity
      Our primary sources of liquidity are cash generated from operations, advances from El Paso through its cash management program, our $500 million revolving credit facility and capital contributions from El Paso. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso, subject to limitations under our financing arrangements, or El Paso provides cash to us. Changes in overall amounts borrowed from El Paso under the cash management program are reflected as financing activities and changes in overall advances to El Paso are reflected as investing activities in our statement of cash flows. As of March 31, 2006 and December 31, 2005, we had borrowed $50 million and $125 million from El Paso, which is classified as a current note payable to affiliate on our balance sheet.
      El Paso has stated its intent to provide us funds to repay amounts borrowed under our $500 million revolving credit facility in connection with the Medicine Bow acquisition through an issuance of El Paso common equity, but is under no obligation to do so. If these amounts are repaid, the credit facility will be available to us to fund acquisitions or for other general corporate purposes. Based on our expected capital spending program, and forecasted operating cash flow using current projections of amounts of hedged production and commodity price levels, El Paso may be required to fund a portion of our capital expenditures, working capital and debt service needs through the cash management program.

Commitments and Contingencies
      For a discussion of our commitments and contingencies, see Part I, Item 1, Financial Statements, Note 4, incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of March 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.
      Based on the results of this evaluation, our President and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2006.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference. Additional information about our legal proceedings can be found below and in Part I, Item 3 of our 2005 Annual Report on Form 10-K filed with the SEC.

Environmental Proceedings
      Air Permit Violation. In March 2003, the Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order and Notice of Potential Penalty to our subsidiary, El Paso Production Company, alleging that it failed to timely obtain air permits for specified oil and natural gas facilities. El Paso Production Company requested an adjudicatory hearing on the matter. Pursuant to discussions with LDEQ, we reached an agreement to resolve the allegations and paid $77,287 on March 17, 2006.

Item 1.A	Risk Factors
CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
      Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2005 Annual Report on Form 10-K. There have been no material changes in these risk factors since that report.

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
      a. Exhibits
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by an “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*10	.A	First Amendment, dated as of March 27, 2006, among El Paso Exploration & Production Company, El Paso Production Company, and El Paso E&P Company, L.P. and Fortis Capital Corp., as administrative agent for the Lenders party to the Credit Agreement to the Amended and Restated Credit Agreement dated October 19, 2005.
*31	.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, El Paso Exploration & Production Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL PASO EXPLORATION & PRODUCTION COMPANY

Date: May 5, 2006	By: /s/ LISA A. STEWART Lisa A. Stewart President (Principal Executive Officer)

Date: May 5, 2006	By: /s/ GENE T. WAGUESPACK Gene T. Waguespack Senior Vice President Chief Financial Officer, Treasurer and Controller (Principal Accounting and Financial Officer)

EL PASO EXPLORATION & PRODUCTION COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by an “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*10	.A	First Amendment, dated as of March 27, 2006, among El Paso Exploration & Production Company, El Paso Production Company, and El Paso E&P Company, L.P. and Fortis Capital Corp., as administrative agent for the Lenders party to the Credit Agreement to the Amended and Restated Credit Agreement dated October 19, 2005.
*31	.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.