Form 10-Q
period 2006-06-30
EL PASO EXPLORATION & PRODUCTION CO
filed 2006-08-07
CIK 1239454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
Telephone Number: (713) 420-2600
(Registrant’s telephone number, including area code)
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
      Common Stock, par value $1 per share. Shares outstanding on August 7, 2006: 1,000
      EL PASO EXPLORATION & PRODUCTION COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements
EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Operating revenues	$399	$380	$774	$728
Operating expenses
Operation and maintenance	92	94	175	175
Depreciation, depletion and amortization	158	155	305	298
Cost of products and services	23	13	44	28
Taxes, other than income taxes	23	10	40	25

	296	272	564	526

Operating income	103	108	210	202
Earnings from unconsolidated affiliates	1	—	8	—
Other income, net	1	—	2	3
Affiliated interest expense	(1)	(11)	(3)	(18)
Interest expense	(24)	(19)	(50)	(38)

Income before income taxes	80	78	167	149
Income taxes	(34)	(29)	(62)	(55)

Net income	$46	$49	$105	$94

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$94	$46
Accounts receivable
Customer, net of allowance of $9 in 2006 and $10 in 2005	42	53
Affiliates	241	355
Other	95	81
Deferred income taxes	57	221
Assets from price risk management activities	37	—
Other	49	69

Total current assets	615	825

Property, plant and equipment, at cost
Natural gas and oil properties
Proved properties-full cost method	15,174	14,762
Unevaluated costs excluded from amortization	359	384
Other	153	141

	15,686	15,287
Less accumulated depreciation, depletion and amortization	11,066	10,809

Total property, plant and equipment, net	4,620	4,478

Other assets
Investments in unconsolidated affiliates	760	761
Deferred income taxes	8	38
Assets from price risk management activities	45	—
Other	27	30

	840	829

Total assets	$6,075	$6,132

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$88	$97
Affiliates	31	32
Other	162	167
Note payable to affiliate	59	125
Liabilities from price risk management activities	178	621
Other	77	73

Total current liabilities	595	1,115

Long-term debt	1,200	1,700

Other
Liabilities from price risk management activities	93	111
Deferred income taxes	325	305
Asset retirement obligations	179	158
Other	51	53

	648	627

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	3,910	3,410
Accumulated deficit	(171)	(276)
Accumulated other comprehensive loss	(107)	(444)

Total stockholder’s equity	3,632	2,690

Total liabilities and stockholder’s equity	$6,075	$6,132

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended June 30,

	2006	2005

Cash flows from operating activities
Net income	$105	$94
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	305	298
Deferred income tax expense	13	113
Earnings from unconsolidated affiliates, adjusted for cash distributions	3	—
Asset and liability changes	64	(141)

Net cash provided by operating activities	490	364

Cash flows from investing activities
Capital expenditures	(452)	(455)
Net proceeds from the sale of assets	76	4
Cash paid for acquisitions, net of cash acquired	—	(178)

Net cash used in investing activities	(376)	(629)

Cash flows from financing activities
Payment to retire long-term debt	(500)	—
Dividends to parent	—	(95)
Contributions from parent	500	79
Change in note payable with affiliate	(66)	257

Net cash provided by (used in) financing activities	(66)	241

Change in cash and cash equivalents	48	(24)
Cash and cash equivalents
Beginning of period	46	127

End of period	$94	$103

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$46	$49	$105	$94

Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market gains (losses) arising during period (net of income taxes of $46 and $125 in 2006 and $8 and $101 in 2005)	85	18	222	(174)
Reclassification adjustments for changes in initial value to settlement date (net of income taxes of $26 and $67 in 2006 and $28 and $45 in 2005)	43	47	115	76

Other comprehensive income (loss)	128	65	337	(98)

Comprehensive income (loss)	$174	$114	$442	$(4)

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
      We are a wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by United States generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2006, and for the quarters and six months ended June 30, 2006 and 2005, are unaudited. We derived the condensed balance sheet as of December 31, 2005, from the audited balance sheet included in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
      On December 31, 2005, El Paso contributed the domestic exploration and production businesses owned by of one of its subsidiaries, El Paso CGP Company, L.L.C., to us. The contribution was part of El Paso’s ongoing simplification of its business structure, which included combining its domestic exploration and production activities under one reporting entity. We accounted for this contribution as a transaction between entities under common control. Accordingly, we have adjusted our financial statements for the quarter and six months ended June 30, 2005 from those previously filed to include the combined statements of income, balance sheet, cash flows and comprehensive income as though we always owned these businesses. For a further discussion of this contribution and related transactions, see our 2005 Annual Report on Form 10-K.

Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K. The information below provides updating information with respect to those policies.

New Accounting Pronouncements Issued But Not Yet Adopted
      Accounting for Uncertainty in Income Taxes. In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of being sustained under examination) prior to recording a benefit for its tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying the provisions of the new interpretation will be recorded as an adjustment to the beginning balance of retained earnings, or other component of stockholder’s equity, as appropriate, in the period of adoption. We will adopt the provisions of this interpretation effective January 1, 2007, and are currently evaluating the impact, if any, that this interpretation will have on our financial statements.

2.	Acquisitions and Divestitures
      Medicine Bow. In August 2005, we acquired Medicine Bow Energy Corporation, a privately held energy company, for total cash consideration of approximately $853 million. Medicine Bow owns a 43.1 percent interest in Four Star Oil & Gas Company, an unconsolidated affiliate. Our proportionate share of the

EL PASO EXPLORATION & PRODUCTION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating results associated with Four Star are reflected as earnings from unconsolidated affiliates in our financial statements.
      We reflected Medicine Bow’s results of operations in our income statement beginning September 1, 2005. The following summary of unaudited pro forma consolidated results of operations for the quarter and six months ended June 30, 2005, reflect the combination of our historical income statements with Medicine Bow, adjusted for certain effects of the acquisition and related funding. These pro forma results are prepared as if the acquisition had occurred as of the beginning of the periods presented and are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at that date, nor are they necessarily indicative of future operating results.

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005

	(In millions)
Revenues	$395	$756
Net income	53	104
      GMT Energy Corp (GMT). During the first quarter of 2005, we also acquired properties including (i) a 100 percent interest in GMT, a company engaged in the exploration, development and production of natural gas and oil in east Texas for $181 million, (ii) properties in south Texas for approximately $31 million and (iii) the interest held by one of the parties to our net profit agreements for approximately $53 million.
      Divestitures. In the second quarter of 2006, we completed the sale of certain non-strategic south Texas natural gas and oil properties for approximately $74 million.

3.	Debt
      In March 2006, we amended the terms of our $500 million revolving credit facility to increase the amount of advances we can make to El Paso on a revolving basis under El Paso’s cash management program from $125 million to $200 million. In addition, we have the ability to use existing collateral supporting this facility to collateralize hedging agreements entered into to mitigate related commodity price risk exposure. In May 2006 we received a capital contribution from El Paso of $500 million to repay amounts outstanding under this revolving credit facility which made the $500 million of capacity available to us. This facility can be used for new revolving loans or letters of credit through its maturity date of August 2010. Borrowings carry an interest rate of LIBOR plus a fixed percentage of 1.25% to 1.875% depending on utilization. In August 2006, we borrowed $75 million under this facility. Also in May 2006, El Paso’s $400 million credit facility, under which we were an eligible borrower, matured unutilized.

4.	Commitments and Contingencies
Legal Proceedings and Other Contingencies
      Gas Measurement Cases. A number of El Paso entities, including us, were named defendants in actions that generally allege a mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.) These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. If the court adopts these recommendations, it will result in the dismissal of six of the district court actions involving most of the El Paso entities named as defendants, including us. The seventh case involves only a few midstream entities previously owned by El Paso, which we believe have meritorious defenses to the underlying claims. Similar allegations were filed in a second action in 1999 in Will Price, et al.

EL PASO EXPLORATION & PRODUCTION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of our outstanding legal and other contingent matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, discussed above, cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly and these adjustments could be material. As of June 30, 2006, we had approximately $23 million accrued for outstanding legal and other contingent matters.
Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2006, we had accrued approximately $7 million for related environmental remediation costs, of which $6 million is reserved for operating facilities and approximately $1 million is related to a Superfund site. Liability at our Superfund site under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other potentially responsible parties has been considered, where appropriate, in estimating our liability.
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

EL PASO EXPLORATION & PRODUCTION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments in and Earnings from Unconsolidated Affiliates and Related Party Transactions
Investments in Unconsolidated Affiliates
      Four Star. We received dividends of $1 million and $11 million from Four Star for the quarter and six months ended June 30, 2006. Our earnings from unconsolidated affiliates consists of our proportionate share of their earnings as well as amortization of the purchase cost in excess of the underlying equity in the net assets of the investments. Below is summarized financial information reflecting our proportionate share of the operating results of Four Star for the periods ended June 30:

	Quarter Ended	Six Months Ended
	June 30, 2006	June 30, 2006

	(In millions)
Operating results data:
Operating revenues	$34	$81
Operating expenses	13	30
Net income(1)	14	35

(1)	Our proportionate share for the quarter and six months ended June 30, 2006 does not reflect $13 million and $27 million of expense recorded to amortize our investment in excess of the underlying equity in the net assets of Four Star.
Related Party Transactions
      Cash Management Program. Subject to limitations in our financing arrangements, we participate in El Paso’s cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowings from outside sources by El Paso. At June 30, 2006 and December 31, 2005, we had a note payable to El Paso of approximately $59 million and $125 million on our balance sheet, which is classified as a current note payable to affiliate. The interest rate under the cash management program was 6.2% at June 30, 2006 and 5.0% at December 31, 2005.
      Capital Contributions and Dividends. In May 2006 we received a capital contribution from El Paso of $500 million. In 2005, we received a capital contribution from El Paso of $79 million. In 2005, we also made a cash dividend to our parent of approximately $95 million.
      Other Affiliated Transactions. During the ordinary course of conducting our business, we enter into transactions with affiliates primarily related to the sale, transportation and hedging of our natural gas, oil and NGL production. Historically, we also engaged in activities with other affiliates of El Paso that provided natural gas and oil gathering, processing and treating services for us. The following table shows the income statement impact of transactions with our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In millions)
Operating revenues	$161	$205	$426	$476
Operating expenses from affiliates	30	26	56	55
Reimbursements of operating expenses charged to affiliates	6	4	13	8

•	El Paso. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. This allocation is based on the estimated level of resources devoted to our operations and the relative size of our EBIT, gross property and payroll. These expenses are primarily related to management, legal, financial, tax, consultative, administrative and other services, including employee benefits, annual incentive bonuses, rent, insurance and information technology.

EL PASO EXPLORATION & PRODUCTION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also have a service agreement with El Paso that provides for a reimbursement of 2.5 cents per MMBtu in 2006 and 2005 for our expected administrative costs associated with hedging transactions we entered into in December 2004.

•	El Paso Marketing. We sell our natural gas primarily to El Paso Marketing, L.P. at spot market prices. At June 30, 2006 and December 31, 2005, substantially all of our affiliated accounts receivable related to sales of natural gas to El Paso Marketing. We are also a party to a master hedging contract with El Paso Marketing whereby we hedge a portion of our natural gas production with El Paso Marketing. Realized gains and losses on these hedges are included in our operating revenues.

•	El Paso Pipelines. We contract for services with El Paso’s regulated interstate pipelines that provide transportation and related services for our natural gas production. At June 30, 2006 and December 31, 2005, we had contractual deposits of $6 million with El Paso’s regulated interstate pipelines.
      Taxes. We are party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had federal income tax receivables on our balance sheet of $8 million and $40 million in other current assets at June 30, 2006 and December 31, 2005. We also have state income taxes payable on our balance sheet of $10 million and $8 million at June 30, 2006 and December 31, 2005, included in other current liabilities. The majority of these balances will become payable to or receivable from El Paso under the tax accrual policy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, the information contained in this Item 2 updates, and should be read in conjunction with, information disclosed in our 2005 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
      On December 31, 2005, El Paso made a capital contribution to us of several domestic exploration and production companies. The financial information contained herein reflects the combined results of our reported operations with those of the contributed properties for all periods presented. See Item I, Financial Statements, Note 1 for further discussion of the transaction.
Overview
      Our business consists of natural gas and oil exploration and production activities. Our operating results are driven by a variety of factors, including the ability to locate and develop economic natural gas and oil reserves, extract those reserves with the lowest possible production costs, sell the products at attractive prices and minimize our total administrative costs.
      We manage this business with the goal of creating value through disciplined capital allocation, cost control, and portfolio management. Our natural gas and oil reserve portfolio blends slower decline rate, typically longer-lived assets in our Onshore region with steeper decline rate, shorter-lived assets in our Texas Gulf Coast and Gulf of Mexico and south Louisiana regions. We believe the combination of our assets in these regions provides significant near-term cash flow while providing consistent opportunities for high-return investments.
Significant Operational Factors Since December 31, 2005

•	Higher realized prices. We continued to benefit from a strong commodity pricing environment in the first six months of 2006. Realized natural gas prices, which include the impact of our hedges, increased four percent, while oil, condensate and NGL prices increased 37 percent compared to the first six months of 2005.

•	Average daily production of 679 MMcfe/d (excluding 68 MMcfe/d from our equity investment in Four Star). Our consolidated average daily equivalent production volumes have been lower than expected due to continued shut-in production volumes in our Gulf of Mexico and south Louisiana region caused by hurricanes in the Gulf of Mexico during 2005 as well as delays in the installation of new facilities. However, when including our proportionate share of the production volumes from our equity investment in Four Star, average daily equivalent production volumes increased when compared to the first six months of 2005. Our production results by region were as follows during the first six months of 2006:

Onshore. We have continued to increase production volumes as a result of our successful drilling and acquisition programs.

Gulf of Mexico and south Louisiana. Since the end of 2005, production in the Gulf of Mexico and south Louisiana region has increased as we brought on-line several new discoveries and continued to bring shut-in volumes from the hurricanes back on-line. During the first six months of 2006, the negative impact of shut-in volumes from the hurricanes was approximately 21 MMcfe/d. Approximately 13 MMcfe/d remains shut-in, which we expect to bring back on-line during the remainder of 2006. In addition, our new discoveries at West Cameron Blocks 75 and 62 came on-line later than expected which also negatively impacted our anticipated first quarter volumes by an estimated 20 MMcfe/d and our anticipated second quarter volumes by an estimated 13 MMcfe/d.

Texas Gulf Coast. Our capital program in this region has stabilized production volumes over the last three quarters. In the second quarter of 2006, we completed the sale of certain non-strategic south Texas natural gas and oil properties for approximately $74 million. These properties had an average daily production of approximately 5 MMcfe/d and remaining reserves of approximately 16 Bcfe at the time of the sale.

•	Capital expenditures. Our capital expenditures totaled $499 million, which includes $47 million of accrued capital expenditures.

•	Drilling results. Our drilling results by region in 2006 were as follows:

Onshore. We experienced a 100 percent success rate on 214 gross wells drilled resulting in production growth in the Rockies, Black Warrior Basin, Arklatex and Arkoma operating areas.

Gulf of Mexico and south Louisiana. Overall, we experienced a 100 percent success rate on eight gross wells drilled. In May 2006, we brought our West Cameron Blocks 75 and 62 discoveries in the Gulf of Mexico and our two Long Point wells in Vermillion Parish, Louisiana on-line.

Texas Gulf Coast. We experienced a 90 percent success rate on 20 gross wells drilled. Continued success with the Wilcox (Renger Field) exploitation program in Lavaca County, Texas, saw the development of additional pay zones within the field area. The shallow Vicksburg development program in Starr and Hidalgo Counties, Texas provided consistent results on existing base properties.
Outlook for 2006
      For 2006, we anticipate the following:

•	Capital expenditures between $380 million and $410 million for the remainder of the year;

•	Average daily production volumes for the year to average at the low end of the range of approximately 730 MMcfe/d to 755 MMcfe/d, which excludes approximately 70 MMcfe/d from our equity interest in Four Star;

•	Average cash operating costs of approximately $1.67/Mcfe to $1.74/Mcfe for the year;

•	A unit of production depletion rate between $2.35 and $2.40/Mcfe in the third quarter of 2006 compared with $2.34/Mcfe in the second quarter of 2006; and

•	Continued industry-wide increases in drilling and oilfield service costs that will require constant monitoring of capital spending programs and a mitigation effort designed to manage and improve field efficiency.
Price Risk Management Activities
      We enter into derivative contracts on our natural gas production to stabilize cash flows, reduce the risk of downward commodity price movements on commodity sales and protect the economic assumptions associated with our capital investment programs. During the second quarter of 2006, we entered into additional derivative contracts on our 2006 and 2007 natural gas production. The following table and discussion that follows shows as of June 30, 2006, the contracted volumes and the minimum, maximum and average prices we will receive under these contracts when combined with the sale of the underlying production:

	Fixed Price
	Swaps(1)		Floors(1)		Ceilings(1)		Basis Swaps(1)(2)

	Volumes	Price	Volumes	Price	Volumes	Price	Volume

Natural Gas
2006	43	$3.33	—	—	—	—	49
2007	5	$3.56	130	$8.00	130	$16.02	110
2008	5	$3.42	—	—	—	—	—
2009-2012	16	$3.74	—	—	—	—	—

(1)	Volumes presented are TBtu for natural gas. Prices presented are per MMBtu of natural gas.

(2)	Our basis swaps effectively “lock-in” locational price differences on a portion of our natural gas production in Texas and Oklahoma.

     Our natural gas fixed price swap, floor and ceiling contracts in the table above are designated as accounting hedges and include historical contracts that are significantly below the current market price for natural gas. Gains and losses associated with these natural gas contracts are deferred in accumulated other comprehensive income and will be recognized in earnings upon the sale of the related production at market prices, resulting in a realized price that is approximately equal to the hedged price. Changes in the fair value of our natural gas basis swaps are marked-to-market in earnings each period.
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
      The following is a reconciliation of EBIT to our net income for the six months ended June 30:

	Six Months
	Ended
	June 30,

	2006	2005

	(In millions)
Operating revenues	$774	$728
Operating expenses	(564)	(526)

Operating income	210	202
Earnings from unconsolidated affiliates	8	—
Other income, net	2	3

EBIT	220	205
Affiliated interest expense	(3)	(18)
Interest expense	(50)	(38)
Income taxes	(62)	(55)

Net income	$105	$94

Operating Results and Variance Analysis
      The tables below and the discussion that follows provide the operating results and analysis of significant variances in these results during the six months ended June 30:

	2006	2005

	(In millions,
	except volumes
	and prices)
Operating revenues:
Natural gas	$544	$545
Oil, condensate and NGL	201	169
Other	29	14

Total operating revenues	774	728

Operating expenses:
Depreciation, depletion and amortization	305	298
Production costs(1)	139	111
General and administrative expenses	73	80
Cost of products and services(2)	44	28
Other	3	9

Total operating expenses	564	526

Operating income	210	202
Other income, net(3)	10	3

EBIT	$220	$205

			Percent
	2006	2005	Variance

Consolidated volumes, prices and costs per unit:
Natural gas
Volumes (MMcf)	101,606	105,944	(4)%
Average realized prices including hedges ($/Mcf)(4)	$5.35	$5.15	4%
Average realized prices excluding hedges ($/Mcf)(4)	$7.22	$6.32	14%
Average transportation costs ($/Mcf)	$0.24	$0.19	26%
Oil, condensate and NGL
Volumes (MBbls)	3,560	4,089	(13)%
Average realized prices ($/Bbl)(4)	$56.59	$41.16	37%
Average transportation costs ($/Bbl)	$1.05	$0.72	46%
Total equivalent volumes
MMcfe	122,967	130,476	(6)%
MMcfe/d	679	721	(6)%
Production costs ($/Mcfe)
Average lease operating costs	$0.83	$0.71	17%
Average production taxes	0.30	0.14	114%

Total production costs(1)	$1.13	$0.85	33%

Average general and administrative expenses ($/Mcfe)	$0.59	$0.61	(3)%
Unit of production depletion cost ($/Mcfe)	$2.33	$2.13	9%
Unconsolidated affiliate volumes (Four Star)(3)
Natural Gas (MMcf)	8,963
Oil, condensate and NGL (MBbls)	569
Total equivalent volumes
MMcfe	12,375
MMcfe/d	68

(1)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).
(2)	Includes transportation costs.
(3)	Includes equity earnings and volumes for our investment in Four Star. Our equity interest in Four Star was acquired in connection with our acquisition of Medicine Bow in the third quarter of 2005.
(4)	Prices are stated before transportation costs.

	Variance

	Operating	Operating
	Revenue	Expense	Other	EBIT

	Favorable/(Unfavorable)
	(In millions)
Natural Gas Revenue
Higher realized prices in 2006	$92	$—	$—	$92
Impact of hedges	(66)	—	—	(66)
Lower volumes in 2006	(27)	—	—	(27)
Oil, Condensate and NGL Revenue
Higher realized prices in 2006	54	—	—	54
Lower volumes in 2006	(22)	—	—	(22)
Depreciation, Depletion and Amortization Expense
Higher depletion rate in 2006	—	(25)	—	(25)
Lower production volumes in 2006	—	16	—	16
Production Costs
Higher lease operating costs in 2006	—	(9)	—	(9)
Higher production taxes in 2006	—	(19)	—	(19)
General and administrative expenses	—	7	—	7
Other
Earnings from investment in Four Star	—	—	8	8
Processing plants	11	(13)	—	(2)
Change in fair value of basis swaps	5	—	—	5
Other	(1)	5	(1)	3

Total Variances	$46	$(38)	$7	$15

      Operating Revenues. During 2006, we continued to benefit from a strong commodity price environment for natural gas and oil, condensate and NGL. However, we had a $190 million hedging loss for the six months ended June 30, 2006 compared to a hedging loss of $124 million for the six months ended June 30, 2005. Although our 2006 and 2005 production volumes benefited from the acquisitions in 2005, overall production volumes decreased in our Texas Gulf Coast and Gulf of Mexico and south Louisiana regions due to natural declines coupled with a lower capital spending program in these areas over the last several years. Also, our Gulf of Mexico and south Louisiana region production was impacted by Hurricanes Katrina and Rita in 2005, while the Texas Gulf Coast region was impacted by mechanical well failures.
      Depreciation, depletion and amortization expense. During 2006, our depreciation, depletion and amortization expense has increased compared to the same period in 2005. The impact of higher depletion rates as a result of higher finding and development costs and the cost of acquired reserves was partially offset by lower production volumes.
      Production costs. During 2006, our lease operating costs increased primarily due to higher maintenance, repair and workover costs compared to 2005. Additionally, production taxes increased as compared to 2005 as a result of lower production tax credits in Texas and Utah taken in 2006 compared to 2005.
      General and administrative expenses. Our general and administrative expenses decreased during 2006 compared to the same period in 2005. Our lower labor related costs and corporate overhead allocations from El Paso were partially offset by higher environmental costs from our processing facilities, as well as higher legal costs.
Other
      Other income increased during 2006 due to the acquisition of Four Star.
Affiliated Interest Expense
      Affiliated interest expense for 2006, was $15 million lower than the same period in 2005 due primarily to a lower average advance balance. The average advance balance for 2006 decreased when compared to the same period in 2005 from $1,061 million to $116 million. The decrease in the average advance balance is due to the December 31, 2005 non-cash capital contributions from El Paso, which reduced our affiliated payables under the cash management program. The average short-term interest rates for 2006 increased to 5.5% in 2006 from 3.5% in 2005. For a discussion of the cash management program, see Item 1, Financial Statements, Note 5.
Interest Expense
      Interest expense for 2006, increased $12 million compared to the same period in 2005 due primarily to entering into a $500 million revolving credit facility in conjunction with the Medicine Bow acquisition. In May 2006, we received a capital contribution from El Paso of $500 million to repay this revolving credit facility.
Income Taxes

	Six Months Ended
	June 30,

	2006	2005

	(In millions,
	except for rates)
Income taxes	$62	$55
Effective tax rate	37%	37%
      We compute our quarterly income taxes using a method based on applying an anticipated annual effective rate to our year-to-date income or loss except for significant unusual or infrequently occurring transactions. Income taxes for significant unusual or infrequently occurring transactions are separately computed and recorded in the period that the specific transaction occurs. As a result of acquiring our equity interest in Four Star in August 2005, we anticipate receiving a dividends received deduction related to our equity earnings in Four Star which reduces our effective tax rate. However, during the second quarter of 2006 we completed a legal restructuring requiring us to record additional deferred state income taxes which, among other items, resulted in an overall effective rate greater than the federal statutory rate of 35%. For the six months ended June 30, 2005, our effective tax rate differed from the federal statutory rate primarily as a result of state income taxes, net of federal income tax benefits.
Liquidity
      Our primary sources of liquidity are cash generated from operations, advances from El Paso through its cash management program, our $500 million revolving credit facility and capital contributions from El Paso. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso, subject to limitations under our financing arrangements, or El Paso provides cash to us. Changes in overall amounts borrowed from El Paso under the cash management program are reflected as financing activities and changes in overall advances to El Paso are reflected as investing activities in our statement of cash flows. As of June 30, 2006 and December 31, 2005, we had borrowed $59 million and $125 million from El Paso, which is classified as a current note payable to affiliate on our balance sheet.
      During 2006 we entered into new derivative option contracts on our 2006 and 2007 natural gas production. These contracts were executed under agreements that will not require us to post any incremental net cash margin in future periods since they are collateralized by the same natural gas and oil properties that collateralize our $500 million revolving credit facility. In May 2006 we received a capital contribution from El Paso of $500 million for the repayment of the entire $500 million outstanding under our revolving credit facility. In August 2006, we borrowed $75 million under this facility. Based on our expected capital spending program, and forecasted operating cash flows using current projections of the amounts of hedged production and current commodity price levels, we may be required to draw on our revolving credit facility or obtain advances from El Paso through the cash management program to fund a portion of our capital expenditures, working capital and debt service needs.

Commitments and Contingencies
      For a discussion of our commitments and contingencies, see Part I, Item 1, Financial Statements, Note 4, incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of June 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.
      Based on the results of this evaluation, our President and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2006.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2005 Annual Report on Form 10-K filed with the SEC.
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

Item 1A.	Risk Factors
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

Exhibit
Number		Description

*4	.A	Fifth Supplemental Indenture, dated as of June 30, 2006, among El Paso Exploration & Production Company, MBOW Four Star Corporation, El Paso Exploration & Production, Management, Inc., El Paso E&P Holding, Inc., El Paso E&P Company, L.P., El Paso Production Resale Company, El Paso Energy Oil Transmission, L.L.C. and El Paso Production Oil & Gas Gathering, L.P., as Subsidiary Guarantors, and Wilmington Trust Company, as Trustee.
*31	.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
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

EL PASO EXPLORATION & PRODUCTION COMPANY

Date: August 7, 2006	By: /s/ LISA A. STEWART Lisa A. Stewart President (Principal Executive Officer)

Date: August 7, 2006	By: /s/ DANE E. WHITEHEAD Dane E. Whitehead Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EL PASO EXPLORATION & PRODUCTION COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by an “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*4	.A	Fifth Supplemental Indenture, dated as of June 30, 2006, among El Paso Exploration & Production Company, MBOW Four Star Corporation, El Paso Exploration & Production Management, Inc., El Paso E&P Holding, Inc., El Paso E&P Company, L.P., El Paso Production Resale Company, El Paso Energy Oil Transmission, L.L.C. and El Paso Production Oil & Gas Gathering, L.P., as Subsidiary Guarantor, and Wilmington Trust Company, as Trustee.
*31	.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.