Form 10-Q
period 2006-09-30
EL PASO EXPLORATION & PRODUCTION CO
filed 2006-11-06
CIK 1239454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Common Stock, par value $1 per share. Shares outstanding on November 3, 2006: 1,000

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

EL PASO EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues	$390	$390	$1,164	$1,118
Operating expenses
Operation and maintenance	104	92	279	267
Depreciation, depletion and amortization	164	149	469	447
Cost of products and services	23	15	67	43
Taxes, other than income taxes	22	23	62	48

	313	279	877	805

Operating income	77	111	287	313
Earnings from unconsolidated affiliates	2	—	10	—
Other income, net	—	2	2	5
Affiliated interest expense	(1)	(15)	(4)	(33)
Interest expense	(19)	(26)	(69)	(64)

Income before income taxes	59	72	226	221
Income taxes	(18)	(21)	(80)	(76)

Net income	$41	$51	$146	$145

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$85	$46
Accounts receivable
Customer, net of allowance of $9 in 2006 and $10 in 2005	51	53
Affiliates	280	355
Other	136	81
Deferred income taxes	—	221
Assets from price risk management activities	137	—
Other	52	69

Total current assets	741	825

Property, plant and equipment, at cost
Natural gas and oil properties
Proved properties-full cost method	15,408	14,762
Unevaluated costs excluded from amortization	340	384
Other	159	141

	15,907	15,287
Less accumulated depreciation, depletion and amortization	11,162	10,809

Total property, plant and equipment, net	4,745	4,478

Other assets
Investments in unconsolidated affiliates	745	761
Deferred income taxes	—	38
Assets from price risk management activities	38	—
Other	40	30

	823	829

Total assets	$6,309	$6,132

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$82	$97
Affiliates	15	32
Other	213	167
Note payable to affiliate	—	125
Liabilities from price risk management activities	97	621
Asset retirement obligations	57	31
Other	83	42

Total current liabilities	547	1,115

Long-term debt	1,325	1,700

Other
Liabilities from price risk management activities	78	111
Deferred income taxes	348	305
Asset retirement obligations	148	158
Other	52	53

	626	627

Commitments and contingencies

Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	3,911	3,410
Accumulated deficit	(130)	(276)
Accumulated other comprehensive income (loss)	30	(444)

Total stockholder’s equity	3,811	2,690

Total liabilities and stockholder’s equity	$6,309	$6,132

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended September 30,
	2006	2005

Cash flows from operating activities
Net income	$146	$145
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	469	447
Deferred income tax expense	31	32
Earnings from unconsolidated affiliates, adjusted for cash distributions	18	5
Other non-cash items	3	—
Asset and liability changes	34	(154)

Net cash provided by operating activities	701	475

Cash flows from investing activities
Capital expenditures	(746)	(645)
Net proceeds from the sale of assets	84	10
Cash paid for acquisitions, net of cash acquired	—	(1,023)

Net cash used in investing activities	(662)	(1,658)

Cash flows from financing activities
Repayment of amounts borrowed under revolving credit facility	(500)	—
Net proceeds from borrowings under revolving credit facility	125	495
Dividends to parent	—	(137)
Contributions from parent	500	244
Change in note payable with affiliate	(125)	528

Net cash provided by financing activities	—	1,130

Change in cash and cash equivalents	39	(53)
Cash and cash equivalents
Beginning of period	46	127

End of period	$85	$74

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$41	$51	$146	$145

Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market gains (losses) arising during period (net of income taxes of $54 and $179 in 2006 and $201 and $302 in 2005)	96	(366)	318	(540)
Reclassification adjustments for changes in initial value to settlement date (net of income taxes of $23 and $90 in 2006 and $43 and $88 in 2005)	41	71	156	147

Other comprehensive income (loss)	137	(295)	474	(393)

Comprehensive income (loss)	$178	$(244)	$620	$(248)

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

We are a wholly owned direct subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by United States generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2006, and for the quarters and nine months ended September 30, 2006 and 2005, are unaudited. We derived the condensed balance sheet as of December 31, 2005, from the audited balance sheet included in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

On December 31, 2005, El Paso contributed the domestic exploration and production businesses owned by of one of its subsidiaries, El Paso CGP Company, L.L.C. (formerly The Coastal Corporation), to us. The contribution was part of El Paso’s ongoing simplification of its business structure, which included combining its exploration and production activities under one reporting entity. We accounted for this contribution as a transaction between entities under common control. Accordingly, we have adjusted our financial statements for the quarter and nine months ended September 30, 2005 from those previously filed to include the combined statements of income, balance sheet, cash flows and comprehensive income as though we always owned these businesses. For a further discussion of this contribution and related transactions, see our 2005 Annual Report on Form 10-K.

On October 1, 2006, El Paso contributed its current international exploration and production businesses to us. We will account for this contribution as a transaction between entities under common control.

Significant Accounting Policies

Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K. The information below provides updating information with respect to those policies.

New Accounting Pronouncements Issued But Not Yet Adopted

Accounting for Uncertainty in Income Taxes.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying the provisions of the new interpretation will be recorded as an adjustment to the beginning balance of retained earnings, or other component of stockholder’s equity, as appropriate, in the period of adoption. We will adopt the provisions of this interpretation effective January 1, 2007, and are currently evaluating the impact that this interpretation will have on our financial statements.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. We will be required to adopt the provisions of this standard no later than 2008 and are currently evaluating the impact, if any, that it will have on our financial statements.

EL PASO EXPLORATION & PRODUCTION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Evaluation of Prior Period Misstatements in Current Financial Statements.  In September 2006, the staff of the SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how to evaluate the impact of financial statement misstatements from prior periods that have been identified in the current year. We will adopt the provisions of SAB No. 108 in the fourth quarter of 2006, and do not anticipate that it will have a material impact on our financial statements.

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

We reflected Medicine Bow’s results of operations in our income statement beginning September 1, 2005. The following summary of unaudited pro forma consolidated results of operations for the quarter and nine months ended September 30, 2005, reflect the combination of our historical income statements with Medicine Bow, adjusted for certain effects of the acquisition and related funding. These pro forma results are prepared as if the acquisition had occurred as of January 1, 2005 and are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at that date, nor are they necessarily indicative of future operating results.

		Nine Months
	Quarter Ended	Ended
	September 30,	September 30,
	2005	2005
	(In millions)

Revenues	$401	$1,157
Net income	51	155

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

Divestitures.  During 2006, we completed the sale of certain non-strategic south Texas natural gas and oil properties for approximately $80 million.

3.	Full Cost Ceiling Test

Under the full cost method of accounting for natural gas and oil properties, we perform quarterly ceiling tests, on an after-tax basis, to evaluate whether the carrying value of these properties exceeds the present value of future net revenues, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties. Our ceiling test assessments utilize period-end natural gas and oil prices adjusted for oilfield or gas gathering hub and wellhead price differences as appropriate. Additionally, we include the impact of financial instruments designated as hedges on our natural gas and oil production in our ceiling test calculation to determine whether or not we would recognize a ceiling test charge.

Our net capitalized natural gas and oil property costs did not exceed the capitalization ceiling based on a subsequent recovery of prices from those levels that existed at September 30, 2006. Based on SEC guidelines, we considered the recovery of commodity prices subsequent to the balance sheet date to determine whether we were required to record a ceiling test charge as of September 30, 2006. As of October 26, 2006, natural gas prices had recovered to approximately $7.92/MMBtu from $4.18/MMBtu at September 30 and crude oil prices, which have less of an impact on us, decreased slightly from $62.91/Bbl at September 30. Using the October 26, 2006 prices, the present value of future net revenues exceeded the carrying value of our properties and we were not required to record

EL PASO EXPLORATION & PRODUCTION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a ceiling test charge for our domestic full cost pool. Had we utilized prices as of September 30, 2006, capitalized costs in our domestic full cost pool would have exceeded the present value of future net revenues, on an after-tax basis, by approximately $392 million. For purposes of this calculation, hedges of natural gas production as of September 30, 2006, increased the net present value of future net revenues, on an after-tax basis, by approximately $278 million.

4.	Debt and Credit Facilities

Our $500 million revolving credit can be utilized for new revolving loans or letters of credit through its maturity date of 2010. Amounts borrowed are classified as long-term debt on our balance sheet and carry an interest rate of LIBOR plus a fixed percentage of 1.25% to 1.875% depending on utilization. In May 2006, we received a capital contribution from El Paso of $500 million to repay all amounts outstanding under our revolving credit facility and as of September 30, 2006 we had borrowed $125 million under this facility. Additionally, the terms of this facility were amended in 2006 to increase the amount we can advance to El Paso from $125 million to $200 million under its cash management program. We also have the ability to use existing collateral supporting this facility to collateralize hedging agreements entered into to mitigate related commodity price risk exposure. Also in May 2006, El Paso’s $400 million credit facility, under which we were an eligible borrower, matured unutilized.

5.	Commitments and Contingencies

Legal Proceedings and Other Contingencies

Gas Measurement Cases.  A number of El Paso entities, including us, were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.) These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. In October 2006, the U.S. District Judge issued an order dismissing all mismeasurement claims against all defendants.

Similar allegations were filed in a second action in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. The plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to this lawsuit and claim are not currently determinable.

Reserve Revisions.  In March 2004, El Paso received a subpoena from the SEC requesting documents relating to its December 31, 2003 natural gas and oil reserve revisions. We continue to assist El Paso and its Audit Committee in their efforts to cooperate with the SEC in its investigation related to such reserve revisions.

In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of our outstanding legal and other contingent matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, discussed above, cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential

EL PASO EXPLORATION & PRODUCTION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure related to these matters and adjust our accruals accordingly and these adjustments could be material. As of September 30, 2006, we had approximately $23 million accrued for outstanding legal and other contingent matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2006, we had accrued approximately $7 million for related environmental remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our exposure could be as high as $13 million. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Below is a reconciliation of our accrued liability from January 1, 2006 to September 30, 2006 (in millions):

Balance at January 1, 2006	$5
Additions/adjustments for remediation activities	2
Payments for remediation activities	—

Balance at September 30, 2006	$7

For the remainder of 2006, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up plans.

CERCLA Matters.  We have received notice that we could be designated, or have been asked for information to determine whether we could be designated as a Potentially Responsible Party (PRP) with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2006, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

6.	Investments in and Earnings from Unconsolidated Affiliates and Related Party Transactions

Investments in Unconsolidated Affiliates

Four Star.  We received dividends of $17 million and $28 million from Four Star for the quarter and nine months ended September 30, 2006, compared to $5 million for the quarter and nine months ended September 30, 2005. Our earnings from unconsolidated affiliates consist of our proportionate share of Four Star’s earnings as well as amortization of the purchase cost in excess of the underlying equity in the net assets of the investment. Below is summarized financial information reflecting our proportionate share of the operating results of Four Star for the periods ended September 30:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Operating results data:
Operating revenues	40	13	121	13
Operating expenses	17	5	47	5
Net income(1)	15	5	50	5

(1)	Our proportionate share does not reflect $13 million and $40 million of expense for the quarter and nine months ended September 30, 2006 and $5 million for the quarter and nine months ended September 30, 2005 recorded to amortize our investment in excess of the underlying equity in the net assets of Four Star.

Related Party Transactions

Cash Management Program.  Subject to limitations in our financing arrangements, we participate in El Paso’s cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowings by El Paso from outside sources. As of September 30, 2006 we did not have any amounts outstanding under El Paso’s cash management program. At December 31, 2005, we had a note payable to El Paso of approximately $125 million, which was classified as a current note payable to affiliate on our balance sheet. The interest rate under the cash management program was 5.0% at December 31, 2005.

Capital Contributions and Dividends.  In May 2006 we received a capital contribution from El Paso of $500 million. During the nine months ended September 30, 2005, we received capital contributions from El Paso of $244 million and paid cash dividends to our parent of approximately $137 million.

Other Affiliated Transactions.  During the ordinary course of conducting our business, we enter into transactions with affiliates primarily related to the sale, transportation and hedging of our natural gas, oil and NGL production. Historically, we also engaged in activities with other affiliates of El Paso that provided natural gas and oil gathering, processing and treating services for us. The following table shows the income statement impact of transactions with our affiliates for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Operating revenues	$215	$153	$641	$629
Operating expenses from affiliates	28	29	84	84
Reimbursements of operating expenses charged to affiliates	1	3	14	11

•	El Paso. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. This allocation is based on the estimated level of resources devoted to our operations and the relative size of our earnings before interest expense and income tax (EBIT), gross property and payroll. These expenses are primarily related to management, legal, financial, tax, consultative,

EL PASO EXPLORATION & PRODUCTION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative and other services, including employee benefits, annual incentive bonuses, rent, insurance and information technology.

We also have a service agreement with El Paso that provides for a reimbursement to us of 2.5 cents per MMBtu in 2006 and 2005 for our expected administrative costs associated with hedging transactions we entered into in December 2004.

•	El Paso Marketing, L.P. We sell our natural gas primarily to El Paso Marketing, L.P. at spot market prices. At September 30, 2006 and December 31, 2005, substantially all of our affiliated accounts receivable related to sales of natural gas to El Paso Marketing, L.P. We are also a party to a master hedging contract with El Paso Marketing, L.P. whereby we hedge a portion of our natural gas production with El Paso Marketing, L.P. Realized gains and losses on these hedges are included in our operating revenues.

•	El Paso Pipelines. We contract for services with El Paso’s regulated interstate pipelines that provide transportation and related services for our natural gas production. At September 30, 2006 and December 31, 2005, we had contractual deposits of $6 million with El Paso’s regulated interstate pipelines.

Taxes.  We are party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had federal income tax receivables on our balance sheet of $9 million and $40 million in other current assets at September 30, 2006 and December 31, 2005. We also have state income taxes payable on our balance sheet of $9 million and $8 million at September 30, 2006 and December 31, 2005, included in other current liabilities. The majority of these balances will become payable to or receivable from El Paso under the tax accrual policy.

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

Overview

Our business consists of natural gas and oil exploration and production activities. We manage this business with the goal of creating value through disciplined capital allocation, cost control, and portfolio management. Our natural gas and oil reserve portfolio blends slower decline rate, typically longer-lived assets in our Onshore region with steeper decline rate, shorter-lived assets in our Texas Gulf Coast and Gulf of Mexico and south Louisiana regions. We believe the combination of our assets in these regions provides significant near-term cash flow while providing consistent opportunities for competitive investment returns.

Our operating results are driven by the ability to locate and develop economic natural gas and oil reserves and extract those reserves with the lowest possible production and administrative costs. Changes in commodity prices can substantially impact our results; however we have entered into derivative contracts on a portion of our natural gas and oil production to reduce the financial impact of downward commodity price movements. In addition, industry-wide increases in drilling and oilfield service costs, although actively managed by us, will continue to impact our results.

Significant Developments Since December 31, 2005

•	Realized commodity prices. During the first half of 2006, we benefited from a strong commodity pricing environment. However, during the third quarter, natural gas prices decreased from those experienced during the first half of the year.

•	Drilling Results/ Average Daily Production. Our average daily production through September 30, 2006, was approximately 693 MMcfe/d (excluding 67 MMcfe/d from our equity investment in Four Star). Our production levels have grown in each of the first three quarters of this year, as well as from the third quarter of 2005. However, our average daily production was lower than originally expected primarily due to events in our Gulf of Mexico and Onshore regions as further discussed below. Our drilling and production results by region were as follows during the first nine months of 2006:

Onshore.  Our drilling program in this region has provided production growth and achieved a 100 percent success rate on 328 gross wells drilled. While our drilling program has been successful, the impact of higher maintenance activity and delivery delays for two new rigs contracted in East Texas have reduced our expected year-to-date production.

Gulf of Mexico and south Louisiana.  Since the end of 2005, production in this region has increased as we continue to recover from the 2005 hurricanes and tie-in new producing wells. In our drilling program we have experienced a 92 percent success rate on 13 gross wells drilled. We have placed nine new wells in production, including five wells in south Louisiana, and four wells in the Gulf of Mexico. We expect an additional four wells to come on production in 2007, one of which was drilled in October 2006. While our overall drilling program has been successful, slower than expected recovery of production shut-in by hurricane damage and construction delays on certain new wells have negatively impacted our 2006 production. As of September 30, 2006, approximately 6 MMcfe/d of hurricane related production remains shut-in.

Texas Gulf Coast.  Our capital program in this region has stabilized production volumes over the last twelve months, and we experienced a 94 percent success rate on 33 gross wells drilled. Detailed geoscience and engineering efforts continue to pay off on our Jeffress (Vicksburg) properties where we have grown gross-operated production by 50 percent since the beginning of 2006 and have added to the low-risk drilling inventory in this mature field. Even though we expect to spend a higher portion of our capital on exploration in the fourth quarter, continued focus on execution of the development programs keep us on track to achieve our 2006 production targets for this region.

•	Cash Operating Costs. In the third quarter of 2006, cash operating costs increased to $1.90/MMcfe from $1.81/MMcfe in the second quarter of 2006. Our operating cost increases were primarily a result of inflation in the cost of fuel, power, and other services, and increases in subsurface maintenance in certain Onshore fields and unrecoverable hurricane repair costs, among other items. We do not expect a significant amount of unrecoverable costs related to the hurricanes in the fourth quarter.

Outlook for 2006

For 2006, we anticipate the following:

•	Average daily production volumes for the year of approximately 700 MMcfe/d to 710 MMcfe/d, which excludes approximately 65 MMcfe/d from our equity interest in Four Star. Average daily production volumes for the year are lower than originally anticipated due to slower than expected recovery of lost hurricane volumes, production delays in the Gulf of Mexico, and tightness in the supply of rigs and other services onshore;

•	Capital expenditures for the year between $1 billion and $1.1 billion including accrued capital expenditures;

•	Average cash operating costs which include production costs, general and administrative expenses and other expenses of approximately $1.82/Mcfe to $1.87/Mcfe for the year; and

•	A unit of production depletion rate between $2.50 and $2.60/Mcfe in the fourth quarter of 2006 compared with $2.37/Mcfe in the third quarter of 2006 due to higher finding development costs and the effects of low quarter end prices on reserves.

Price Risk Management Activities

We enter into derivative contracts on our natural gas and oil production to stabilize cash flows, reduce the risk and financial impact of downward commodity price movements on commodity sales and to protect the economic assumptions associated with our capital investment programs. During 2006, we entered into additional derivative contracts on our 2006 and 2007 natural gas production. The following table and discussion that follows shows, as of September 30, 2006, the contracted volumes and the minimum, maximum and average prices we will receive under these contracts when combined with the sale of the underlying hedged production:

	Fixed Price						Basis
	Swaps(1)		Floors(1)		Ceilings(1)		Swaps(1)(2)
	Volumes	Price	Volumes	Price	Volumes	Price	Volume

Natural Gas
2006	21	$3.33	—	—	—	—	24
2007	5	$3.56	130	$8.00	130	$16.02	110
2008	5	$3.42	—	—	—	—	—
2009-2012	16	$3.74	—	—	—	—	—

(1)	Volumes presented are TBtu for natural gas. Prices presented are per MMBtu of natural gas.
(2)	Our basis swaps effectively “lock-in” locational price differences on a portion of our natural gas production in Texas and Oklahoma.

Our natural gas fixed price swap, floor and ceiling contracts in the table above are designated as accounting hedges. Gains and losses associated with these natural gas contracts are deferred in accumulated other comprehensive income and will be recognized in earnings upon the sale of the related production at market prices, resulting in a realized price that is approximately equal to the hedged price. Changes in the fair value of our natural gas basis swaps are marked-to-market in earnings each period.

Results of Operations

Overview

Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the cumulative effect of accounting changes, (ii) income taxes and (iii) interest, which includes third party and affiliated interest expense. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest expense from this measure so that our investors may evaluate our operating results independently from our financing methods or capital structure. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.

The following is a reconciliation of EBIT to our net income for the nine months ended September 30:

	Nine Months
	Ended
	September 30,
	2006	2005
	(In millions)

Operating revenues	$1,164	$1,118
Operating expenses	(877)	(805)

Operating income	287	313
Earnings from unconsolidated affiliates	10	—
Other income, net	2	5

EBIT	299	318
Affiliated interest expense	(4)	(33)
Interest expense	(69)	(64)
Income taxes	(80)	(76)

Net income	$146	$145

Operating Results and Variance Analysis

The tables below and the discussion that follows provide the operating results and analysis of significant variances in these results during the nine months ended September 30:

	2006	2005
	(In millions, except volumes and
	prices)

Operating revenues:
Natural gas	$839	$825
Oil, condensate and NGL	317	267
Other	8	26

Total operating revenues	1,164	1,118

Operating expenses:
Depreciation, depletion and amortization	469	447
Production costs(1)	229	182
General and administrative expenses	107	122
Cost of products and services	67	43
Other	5	11

Total operating expenses	877	805

Operating income	287	313
Other income, net(2)	12	5

EBIT	$299	$318

			Percent
	2006	2005	Variance

Consolidated volumes, prices and costs per unit:
Natural gas
Volumes (MMcf)	156,562	157,380	(1)%
Average realized prices including hedges ($/Mcf)	$5.36	$5.24	2%
Average realized prices excluding hedges ($/Mcf)	$6.94	$6.91	—%
Average transportation costs ($/Mcf)	$0.24	$0.19	26%
Oil, condensate and NGL Volumes (MBbls)	5,460	6,010	(9)%
Average realized prices ($/Bbl)	$57.96	$44.37	31%
Average transportation costs ($/Bbl)	$0.94	$0.69	36%
Total equivalent volumes MMcfe	189,322	193,440	(2)%
MMcfe/d	693	709	(2)%
Production costs ($/Mcfe)
Average lease operating costs	$0.91	$0.73	25%
Average production taxes	0.30	0.21	43%

Total production costs(1)	$1.21	$0.94	29%

Average general and administrative expenses ($/Mcfe)	$0.57	$0.63	(10)%
Unit of production depletion cost ($/Mcfe)	$2.35	$2.16	9%
Unconsolidated affiliate volumes (Four Star)
Natural Gas (MMcf)	13,342	1,605
Oil, condensate and NGL (MBbls)	847	92
Total equivalent volumes
MMcfe	18,424	2,156
MMcfe/d	67	8

(1)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).
(2)	Includes equity earnings for our investment in Four Star acquired in connection with our acquisition of Medicine Bow in the third quarter of 2005.

	Variance
	Operating	Operating
	Revenue	Expense	Other	EBIT
	Favorable/(Unfavorable)
	(In millions)

Natural Gas Revenue
Higher realized prices in 2006	$5	$—	$—	$5
Impact of hedges	15	—	—	15
Lower volumes in 2006	(6)	—	—	(6)
Oil, Condensate and NGL Revenue
Higher realized prices in 2006	74	—	—	74
Lower volumes in 2006	(24)	—	—	(24)
Depreciation, Depletion and Amortization Expense
Higher depletion rate in 2006	—	(36)	—	(36)
Lower production volumes in 2006	—	9	—	9
Production Costs
Higher lease operating costs in 2006	—	(30)	—	(30)
Higher production taxes in 2006	—	(17)	—	(17)
General and administrative expenses	—	15	—	15
Earnings from unconsolidated affiliates(1)	—	—	10	10
Other
Change in fair value of basis swaps	(40)	—	—	(40)
Other	22	(13)	(3)	6

Total Variances	$46	$(72)	$7	$(19)

(1)	We acquired Four Star in August 2005 in conjunction with our Medicine Bow acquisition.

Operating Revenues.  During the first nine months of 2006, we benefited from a strong commodity price environment for natural gas and oil, condensate and NGL, despite a reduction in prices in the third quarter. In addition, hedging program losses decreased with the decline in prices for the nine months ended September 30, 2006 as compared to the same period in 2005. We recorded hedging losses of $248 million for the nine months ended September 30, 2006 compared to hedging losses of $263 million for the same period in 2005.

Our production volumes have benefited from our acquisitions in 2005. However, overall production volumes decreased in our Texas Gulf Coast and Gulf of Mexico and south Louisiana regions due to natural declines, coupled with a lower capital spending program in these areas over the last several years. Also, our Gulf of Mexico and south Louisiana region production was impacted by Hurricanes Katrina and Rita in 2005, while the Texas Gulf Coast region was impacted by mechanical well failures.

Depreciation, depletion and amortization expense.  During 2006, we experienced higher depletion rates as compared to 2005 as a result of higher finding and development costs and the cost of acquired reserves. However, lower production volumes in 2006 partially offset the impact of these higher depletion rates.

Production costs.  In 2006, our lease operating costs increased as compared to 2005 in our Onshore region primarily due to our acquisition of Medicine Bow and in the Gulf of Mexico due to hurricane repairs not recoverable through insurance. Additionally, production taxes increased as a result of lower production tax credits in Texas and higher ad valorem taxes due to the Medicine Bow acquisition in 2006 compared to 2005.

General and administrative expenses.  Our general and administrative expenses decreased during 2006 as compared to the same period in 2005 as lower labor related costs and corporate overhead allocations from El Paso were partially offset by higher environmental costs at our processing facilities and higher legal costs.

Other.  During the nine months ended September 30, 2006, the fair value of our basis swaps decreased due primarily to changes in basis differentials in south Texas and the Texas Panhandle. Also impacting our EBIT for the nine months ended September 30, 2006, were insurance recoveries resulting from Hurricane Ivan in 2004 and operations at our processing plants in 2006 as compared to 2005, among other items.

Affiliated Interest Expense

Affiliated interest expense for 2006, was $29 million lower than the same period in 2005 due primarily to lower average advance balances under El Paso’s cash pool program. The average advance balances for 2006 decreased as compared to the same period in 2005 from $1,152 million to $89 million. The decrease in the average advance balances is due to the December 31, 2005 non-cash capital contributions from El Paso, which reduced amounts outstanding. The average short-term interest rates for 2006 increased to 5.8% from 3.8% in 2005. For a discussion of the cash management program, see Item 1, Financial Statements, Note 6.

Interest Expense

Interest expense for 2006 increased $5 million compared to the same period in 2005 due primarily to amounts borrowed under the $500 million revolving credit facility. We entered into the facility in conjunction with the Medicine Bow acquisition in August 2005.

Income Taxes

	Nine Months Ended
	September 30,
	2006	2005
	(In millions,
	except for rates)

Income taxes	$80	$76
Effective tax rate	35%	34%

We compute our quarterly income taxes using a method based on applying an anticipated annual effective rate to our year-to-date income or loss except for significant unusual or infrequently occurring transactions. Income taxes for significant unusual or infrequently occurring transactions are separately computed and recorded in the period that the specific transaction occurs. As a result of acquiring our equity interest in Four Star in August 2005, we anticipate receiving a dividends received deduction related to our equity earnings in Four Star which will reduce our effective tax rate; however, during the second quarter of 2006 we completed a restructuring requiring us to record additional deferred state income taxes.

Liquidity

Our primary sources of liquidity are cash generated from operations, advances from El Paso through its cash management program, our $500 million revolving credit facility and capital contributions from El Paso. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso, subject to limitations under our financing arrangements, or El Paso provides cash to us. Changes in overall amounts borrowed from El Paso under the cash management program are reflected as financing activities and changes in overall advances to El Paso are reflected as investing activities in our statement of cash flows. As of December 31, 2005, we had borrowed $125 million from El Paso. As of September 30, 2006 we did not have any amounts outstanding under El Paso’s cash management program.

During 2006 we entered into new derivative option contracts on our 2006 and 2007 natural gas production. These contracts were executed under agreements that will not require us to post any incremental net cash margin in future periods since they are collateralized by the same natural gas and oil properties that collateralize our $500 million revolving credit facility. As of September 30, 2006, we have $125 million outstanding under the revolving credit facility. Based on our expected capital spending program, and forecasted operating cash flows using current projections of the amounts of hedged production and current commodity price levels, we may be required to draw on our revolving credit facility or obtain advances from El Paso through the cash management program to fund a portion of our capital expenditures, and meet working capital and debt service needs.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Part I, Item 1, Financial Statements, Note 5, incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.

Based on the results of this evaluation, our President and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2006.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2005 Annual Report on Form 10-K filed with the SEC and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

Exhibit
Number		Description

*4	.A	Sixth Supplemental Indenture, dated as of October 1, 2006, among El Paso Exploration & Production Company, MBOW Four Star Corporation, El Paso Exploration & Production Management, Inc., El Paso E&P Holdings, Inc., El Paso E&P Company, L.P., El Paso Production Resale Company, El Paso Energy Oil Transmission, L.L.C., El Paso Production Oil & Gas Gathering, L.P., El Paso E&P International Holding Company, El Paso Preferred Holdings Company, and El Paso E&P Finance Company, L.L.C., as Subsidiary Guarantors, and Wilmington Trust Company, as Trustee.

*10	.A	Waiver and Consent dated as of September 29, 2006, among El Paso Exploration & Production Company, El Paso E&P Company, L.P. (individually, a “Borrower” and collectively, the “Borrowers”), and Fortis Capital Corp., as administrative agent for the Lenders party to that certain Amended and Restated Credit Agreement dated as of October 19, 2005.

*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.A	Certification of Principal Executive Officer Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.B	Certification of Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002.

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

EL PASO EXPLORATION & PRODUCTION COMPANY

Date: November 6, 2006	By: /s/ Dane E. Whitehead
Dane E. Whitehead President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EL PASO EXPLORATION & PRODUCTION COMPANY

EXHIBIT INDEX

Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by an “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*4	.A	Sixth Supplemental Indenture, dated as of October 1, 2006, among El Paso Exploration & Production Company, MBOW Four Star Corporation, El Paso Exploration & Production Management, Inc., El Paso E&P Holdings, Inc., El Paso E&P Company, L.P., El Paso Production Resale Company, El Paso Energy Oil Transmission, L.L.C., El Paso Production Oil & Gas Gathering, L.P., El Paso E&P International Holding Company, El Paso Preferred Holdings Company, and El Paso E&P Finance Company, L.L.C., as Subsidiary Guarantor, and Wilmington Trust Company, as Trustee.

*10	.A	Waiver and Consent dated as of September 29, 2006, among El Paso Exploration & Production Company, El Paso E&P Company, L.P. (individually, a “Borrower” and collectively, the “Borrowers”), and Fortis Capital Corp., as administrative agent for the Lenders party to that certain Amended and Restated Credit Agreement dated as of October 19, 2005.

*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.A	Certification of Principal Executive Officer Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.B	Certification of Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002.