Form 10-Q
period 2007-03-31
EL PASO EXPLORATION & PRODUCTION CO
filed 2007-05-08
CIK 1239454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 333-106586

El Paso Exploration & Production Company

(Exact name of registrant as specified in its charter)

Delaware	76-0659544
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

El Paso Building	77002
1001 Louisiana Street	(Zip Code)
Houston, Texas
(Address of principal executive offices)

Telephone Number: (713) 420-2600

Internet Website:  www.elpaso.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (As defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $1 per share. Shares outstanding on May 7, 2007: 1,000

EL PASO EXPLORATION & PRODUCTION COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

EL PASO EXPLORATION & PRODUCTION COMPANY
TABLE OF CONTENTS

*                    We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Below is a list of terms that are common to our industry and used throughout this document:

/d	=	per day	MMBtu	=	million British thermal units
Bbl	=	Barrels	MMcf	=	million cubic feet
MBbls	=	thousand barrels	MMcfe	=	million cubic feet of natural gas equivalents
Mcf	=	thousand cubic feet	NGL	=	natural gas liquids
Mcfe	=	thousand cubic feet of natural gas equivalents	TBtu	=	trillion British thermal units

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

When we refer to “us”, “we”, “our”, “ours” or “the Company”, we are describing El Paso Exploration & Production Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarters Ended March 31,
	2007	2006
Operating revenues	$505	$385
Operating expenses
Operation and maintenance	110	88
Depreciation, depletion and amortization	176	152
Cost of sales	24	22
Taxes, other than income	24	19
	334	281
Operating income	171	104
Earnings (losses) from unconsolidated affiliates	(1)	7
Other income	3	1
Interest expense
Third party, net of capitalized interest	(23)	(26)
Affiliated	—	(1)
Income before income taxes	150	85
Income taxes	(51)	(28)
Net income	$99	$57

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$20	$132
Accounts and notes receivable
Customer, net	57	54
Affiliates	254	350
Other	98	122
Assets held for price risk management activities	4	144
Deferred income taxes	33	73
Other	53	48
Total current assets	519	923
Property, plant and equipment, at cost
Natural gas and oil properties
Proved properties - full cost method	16,440	16,042
Unevaluated costs excluded from amortization	533	410
Other	125	119
	17,098	16,571
Less accumulated depreciation, depletion and amortization	(11,476)	(11,383)
Total property, plant and equipment	5,622	5,188
Other assets
Investments in unconsolidated affiliates	709	729
Other	104	85
	813	814
Total assets	$6,954	$6,925

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts and notes payable
Trade	$84	$82
Affiliates	113	19
Other	260	267
Income tax payable	44	106
Other	160	139
Total current liabilities	661	613
Long-term debt	1,400	1,345
Other
Deferred income taxes	338	408
Other	259	247
	597	655
Commitments and contingencies

Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	4,310	4,310
Retained earnings (accumulated deficit)	9	(82)
Accumulated other comprehensive income (loss)	(23)	84
Total stockholder’s equity	4,296	4,312
Total liabilities and stockholder’s equity	$6,954	$6,925

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarters Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$99	$57
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	176	152
Deferred income tax expense	109	7
Earnings from unconsolidated affiliates, adjusted for cash distributions	20	3
Other non-cash items	1	1
Asset and liability changes	(56)	89
Net cash provided by operating activities	349	309

Cash flows from investing activities
Capital expenditures	(585)	(175)
Net proceeds from the sale of assets	2	2
Change in note receivable from affiliate	59	(4)
Net cash used in investing activities	(524)	(177)

Cash flows from financing activities
Repayment of amounts borrowed under revolving credit facility	(200)	—
Proceeds from borrowings under revolving credit facility	255	—
Change in note payable with affiliate	8	(66)
Net cash provided by (used in) financing activities	63	(66)

Change in cash and cash equivalents	(112)	66

Cash and cash equivalents
Beginning of period	132	60
End of period	$20	$126

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarters Ended
	March 31,
	2007	2006

Net income	$99	$57
Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market gains (losses) arising during period (net of income taxes of $46 and $79 in 2007 and 2006)	(82)	136
Reclassification adjustments for changes in initial value to settlement date (net of income taxes of $15 and $41 in 2007 and 2006)	(25)	72
Other comprehensive income (loss)	(107)	208
Comprehensive income (loss)	$(8)	$265

See accompanying notes.

EL PASO EXPLORATION & PRODUCTION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We are a Delaware corporation formed in 1999 as a wholly-owned direct subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by United States generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2007, and for the quarters ended March 31, 2007 and 2006, are unaudited. We derived the consolidated balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of our results of operations for the entire year.

Significant Accounting Policies

Our significant accounting policies and accounting pronouncements issued but not yet adopted are discussed in our 2006 Annual Report on Form 10-K.  The information below provides updating information, disclosures where these policies have changed and required interim disclosures with respect to those policies.

Accounting for Uncertainty in Income Taxes.  On January 1, 2007, we adopted the Financial Accounting Standard Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes and its related interpretation. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. For further information on the impact on our financial statements of the adoption of this interpretation, see Note 4.

2. Acquisitions

Zapata County. In January 2007, we acquired operated producing properties and undeveloped acreage in Zapata County, Texas for $254 million. These properties complement our existing South Texas Wilcox operations and provide a re-entry into the Lobo area. The net acreage acquired in this transaction provide a multi-year drilling inventory with significant additional exploration and development drilling opportunities. We borrowed amounts under our $500 million revolving credit facility to fund this acquisition.

3. Debt and Available Credit Facilities

	March 31, 2007	December 31, 2006
	(In millions)
$1.2 billion senior notes, due June 1, 2013, 7.75%(1)	$1,200	$1,200
$500 million revolving credit facility, due August 30, 2010, variable(2)	200	145
Total	$1,400	$1,345

(1)                   We have the ability to prepay our $1.2 billion senior notes after June 1, 2008.

(2)                   We have the ability to prepay amounts outstanding under this facility at anytime.

Our $500 million revolving credit facility can be utilized for new revolving loans or letters of credit through its maturity date of August 30, 2010 and is collateralized by certain of our domestic natural gas and oil properties.  Borrowing costs under this facility can range from LIBOR plus 1.25% to LIBOR plus 1.875% depending on usage.

4.  Income Taxes

El Paso files consolidated U.S. federal and  various state and foreign tax returns, which include our taxable income.  In certain state and foreign taxing jurisdictions, we file and pay taxes directly to the state and foreign taxing authorities.  With few exceptions, we and El Paso are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999.   Certain issues raised on examination by taxing authorities on El Paso’s 2003 and 2004 federal tax years are currently being appealed. For our open years, we have unrecognized tax benefits (liabilities for uncertain tax matters), which could increase or decrease our income tax expense and effective tax rate as these matters are finalized.

Upon the adoption of FIN No. 48 and a related amendment to our tax sharing agreement with El Paso, we recorded an increase to our accumulated deficit as of January 1, 2007 of $8 million. As of January 1, 2007 and at March 31, 2007, we had unrecognized tax benefits of approximately $10 million, including interest and penalty. These unrecognized tax benefits, net of federal tax benefits, would favorably affect our income tax expense and effective income tax rate if recognized in future periods.  While the amount of our unrecognized tax benefits could change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense on our income statement.  Total interest and penalties recognized in our income statement was not material for the quarters ended March 31, 2007 and 2006.  As of January 1, 2007 and March 31, 2007, we had accrued approximately $6 million of liabilities for interest and penalties related to our unrecognized tax benefits.

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

In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of our outstanding legal and other contingent matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, discussed above, cannot be predicted with certainty and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly and these adjustments could be material. As of March 31, 2007, we had approximately $23 million accrued for all outstanding legal and other contingent matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2007, we had accrued approximately $6 million for related environmental remediation costs associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our exposure could be as high as $12 million. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Below is a reconciliation of our accrued liability from January 1, 2007 to March 31, 2007 (in millions):

Balance at January 1, 2007	$7
Payments for remediation activities	(1)
Balance at March 31, 2007	$6

For the remainder of 2007, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up plans.

CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated as a Potentially Responsible Party (PRP) with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at this site through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2007, we have estimated our share of the remediation costs at this site to be approximately $1 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

Guarantees and Indemnifications

We periodically provide indemnification arrangements related to assets or businesses we have sold.  These indemnifications arrangements include, but are not limited to, indemnification for income taxes, the resolution of existing disputes, environmental matters, and necessary expenditures to ensure the safety and integrity of assets sold.  Our potential exposure under these guarantee and indemnification agreements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction.  For those arrangements with a specified dollar amount, we have a maximum stated value of approximately $64 million.  As of March 31, 2007, we have not recognized any liabilities related to our guarantees and indemnification arrangements.  We are unable to estimate a maximum exposure for our guarantee and indemnification agreements that do not provide for limits on the amount of future payments under the agreement due to the uncertainty of these exposures.

6.  Investments in and Earnings from Unconsolidated Affiliates and Related Party Transactions

Investments in Unconsolidated Affiliates

We hold investments in unconsolidated affiliates which are accounted for using the equity method of accounting. Our income statement typically reflects (i) our share of net earnings directly attributable to these unconsolidated affiliates, and (ii) other adjustments, such as the amortization of the excess purchase price.  During the quarters ended March 31, 2007 and 2006, we received dividends of $19 million and $10 million.  The information below related to our unconsolidated affiliates includes (i) our net investment and earnings (losses) we recorded from these investments, and (ii) summarized financial information of our proportionate share of these investments.

			Earnings (Losses) from
	Investment		Unconsolidated Affiliates
	March 31,	December 31,	Quarter ended March 31,
	2007	2006	2007	2006
	(In millions)		(In millions)
Net investment and earnings (losses)
Four Star Oil & Gas Company (Four Star)(1)	$703	$723	$(1)	$7
Black Warrior Transmission Corp.	6	6	_	_
Total	$709	$729	$(1)	$7

(1)                   Amortization of our purchase cost in excess of the underlying net assets of Four Star was $14 million during each of the quarters ended March 31, 2007 and 2006.

Summarized financial information

	Quarter Ended
	March 31,
	2007	2006
	(In millions)
Operating results data:
Operating revenues	$41	$47
Operating expenses	19	17
Income from continuing operations and net income	13	21

Related Party Transactions

Cash Management Program. Subject to limitations in our indenture and our credit facility, we participate in El Paso’s cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowings from outside sources by El Paso. At March 31, 2007, we had a note payable to El Paso of $8 million and at December 31, 2006, we had a note receivable from El Paso of $59 million, which are classified on our balance sheet as current, primarily based on the anticipated activity under the cash management program. The interest rate under the cash management program was 5.8% at March 31, 2007 and 5.3% at December 31, 2006.

Taxes.  El Paso files consolidated income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In certain state and foreign jurisdictions, we file and pay taxes directly to the state and foreign taxing authorities. At March 31, 2007 and December 31, 2006, we had federal income taxes payable of $39 million and $98 million and state income taxes payable of $5 million and $8 million.  These liabilities are recorded as current liabilities on our balance sheet.  The majority of these balances, as well as our deferred income taxes, will become payable to or due from El Paso.

During the quarter ended March 31, 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. Also, during the first quarter of 2007, El Paso billed us $88 million for certain tax attributes previously reflected as deferred income taxes in our financial statements through intercompany accounts.

During the quarter ended March 31, 2007, El Paso utilized approximately $89 million of our tax assets on net operating loss carryovers to offset taxes due on the gain on sale of ANR Pipeline Company, another wholly-owned subsidiary of El Paso.

Other Affiliated Transactions. During the ordinary course of conducting our business, we enter into transactions with affiliates primarily related to the sale, transport and hedging our natural gas, oil and NGL production. The following table shows revenues and charges to/from our affiliates for the quarters ended March 31:

	2007	2006
	(In millions)
Operating revenues	$279	$263
Operating expenses from affiliates	26	26
Reimbursements of operating expenses charged to affiliates	4	7

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

At March 31, 2007 and December 31, 2006, we had accounts payable to our affiliates of approximately $105 million and $19 million. We also had a service agreement with El Paso that provided for a reimbursement of 2.5 cents per MMBtu in 2006 for our expected administrative costs associated with hedging transactions we entered into in December 2004.  This service agreement expired December 31, 2006.

•             El Paso Marketing. We sell our natural gas primarily to El Paso Marketing at spot market prices. Substantially all of our affiliated accounts and notes receivable of $254 million at March 31, 2007 and $291 million at December 31, 2006 related to sales of natural gas to El Paso Marketing. We are also a party to a master hedging contract with El Paso Marketing whereby we hedge a portion of our natural gas production with El Paso Marketing. Realized gains and losses on these hedges are included in our affiliated operating revenues.

•             El Paso Pipelines. We also contract for services with El Paso’s regulated interstate pipelines that provide transportation and related services for our natural gas production. At March 31, 2007 and December 31, 2006, we had contractual deposits of $6 million with El Paso’s regulated interstate pipelines.

7.  Consolidating Financial Statements

Our $1.2 billion senior notes are fully and unconditionally guaranteed by certain of our direct and indirect, wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) on a joint and several basis. Our foreign subsidiaries and certain of our remaining domestic subsidiaries (the “Non-Guarantor Subsidiaries”) do not provide such guarantees. Based on this distinction, the following presents condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006 and condensed consolidating statements of income and cash flows for the quarters ended March 31, 2007 and 2006 on an issuer, guarantor subsidiaries, non-guarantor subsidiaries, eliminating entries and consolidated basis. Elimination entries presented are necessary to combine the entities.

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2007
(In millions)
(Unaudited)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$501	$4	$—	$505
Operating expenses
Operation and maintenance	—	106	4	—	110
Depreciation, depletion and amortization	—	171	5	—	176
Cost of sales	—	24	—	—	24
Taxes, other than income	—	24	—	—	24
	—	325	9	—	334
Operating income (loss)	—	176	(5)	—	171
Loss from unconsolidated affiliates	—	(1)	—	—	(1)
Other income	—	1	2	—	3
Interest (expense) income
Third party, net of capitalized interest	(30)	6	1	—	(23)
Affiliated	9	(7)	(2)	—	—
Income (loss) before income taxes and earnings from consolidated subsidiaries	(21)	175	(4)	—	150
Income taxes	7	(59)	1	—	(51)
Income (loss) before earnings from consolidated subsidiaries	(14)	116	(3)	—	99
Earnings from consolidated subsidiaries	113	(3)	—	(110)	—
Net income (loss)	$99	$113	$(3)	$(110)	$99

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2006
(In millions)
(Unaudited)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$375	$10	$—	$385
Operating expenses
Operation and maintenance	—	87	1	—	88
Depreciation, depletion and amortization	—	146	6	—	152
Cost of sales	—	22	—	—	22
Taxes, other than income	—	17	2	—	19
	—	272	9	—	281
Operating income	—	103	1	—	104
Earnings from unconsolidated affiliates	—	7	—	—	7
Other income	—	—	1	—	1
Interest (expense) income
Third party, net of capitalized interest	(32)	6	—	—	(26)
Affiliated	8	(9)	—	—	(1)
Income (loss) before income taxes and earnings from consolidated subsidiaries	(24)	107	2	—	85
Income taxes	8	(36)	—	—	(28)
Income (loss) before earnings from consolidated subsidiaries	(16)	71	2	—	57
Earnings from consolidated subsidiaries	73	2	—	(75)	—
Net income	$57	$73	$2	$(75)	$57

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2007
(In millions, except share amounts)
(Unaudited)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$7	$13	$—	$20
Accounts and notes receivable
Customer, net	—	52	5	—	57
Affiliates	6	263	—	(15)	254
Other	24	92	6	(24)	98
Assets from price risk management activities	—	4	—	—	4
Deferred income taxes	2	31	—	—	33
Other	—	43	10	—	53
Total current assets	32	492	34	(39)	519
Property, plant and equipment, at cost
Natural gas and oil properties
Proved properties - full cost method	—	15,979	461	—	16,440
Unevaluated costs excluded from amortization	—	411	122	—	533
Other	—	124	1	—	125
	—	16,514	584	—	17,098
Less accumulated depreciation, depletion and amortization	—	(11,269)	(207)	—	(11,476)
Total property, plant and equipment	—	5,245	377	—	5,622
Other assets
Investments in consolidated subsidiaries and unconsolidated affiliates	4,969	998	43	(5,301)	709
Notes receivable from affiliates	673	153	—	(826)	—
Other	53	28	52	(29)	104
	5,695	1,179	95	(6,156)	813
Total assets	$5,727	$6,916	$506	$(6,195)	$6,954

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts and notes payable
Trade	$—	$83	$1	$—	$84
Affiliates	—	113	15	(15)	113
Other	—	222	38	—	260
Income taxes payable	—	68	—	(24)	44
Other	31	123	6	—	160
Total current liabilities	31	609	60	(39)	661
Long-term debt	1,400	—	—	—	1,400
Other
Note payable to affiliates	—	674	152	(826)	—
Deferred income taxes	—	367	—	(29)	338
Other	—	254	5	—	259
	—	1,295	157	(855)	597
Commitments and contingencies

Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized and outstanding	—	—	—	—	—
Preferred stock	—	—	12	(12)	—
Additional paid-in capital	4,310	4,734	311	(5,045)	4,310
Retained earnings (accumulated deficit)	9	301	(30)	(271)	9
Accumulated other comprehensive income (loss)	(23)	(23)	(4)	27	(23)
Total stockholder’s equity	4,296	5,012	289	(5,301)	4,296
Total liabilities and stockholder’s equity	$5,727	$6,916	$506	$(6,195)	$6,954

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2006
(In millions, except share amounts)
(Unaudited)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$95	$37	$—	$132
Accounts and notes receivable
Customer, net	—	49	5	—	54
Affiliates	56	305	—	(11)	350
Other	29	117	6	(30)	122
Assets from price risk management activities	—	144	—	—	144
Deferred income taxes	—	73	—	—	73
Other	—	39	9	—	48
Total current assets	85	822	57	(41)	923
Property, plant and equipment, at cost
Natural gas and oil properties
Proved properties - full cost method	—	15,587	455	—	16,042
Unevaluated costs excluded from amortization	—	333	77	—	410
Other	—	118	1	—	119
	—	16,038	533	—	16,571
Less accumulated depreciation, depletion and amortization	—	(11,181)	(202)	—	(11,383)
Total property, plant and equipment	—	4,857	331	—	5,188
Other assets
Investments in consolidated subsidiaries and unconsolidated affiliates	4,972	1,021	42	(5,306)	729
Notes receivable from affiliates	565	142	—	(707)	—
Other	44	9	51	(19)	85
	5,581	1,172	93	(6,032)	814
Total assets	$5,666	$6,851	$481	$(6,073)	$6,925

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts and notes payable
Trade	$—	$81	$1	$—	$82
Affiliates	—	19	11	(11)	19
Other	—	244	23	—	267
Income taxes payable	—	136	—	(30)	106
Other	9	123	7	—	139
Total current liabilities	9	603	42	(41)	613
Long-term debt	1,345	—	—	—	1,345
Other
Note payable to affiliates	—	563	144	(707)	—
Deferred income taxes	—	427	—	(19)	408
Other	—	244	3	—	247
	—	1,234	147	(726)	655
Commitments and contingencies

Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized and outstanding	—	—	—	—	—
Preferred stock	—	—	12	(12)	—
Additional paid-in capital	4,310	4,734	311	(5,045)	4,310
Retained earnings (accumulated deficit)	(82)	196	(27)	(169)	(82)
Accumulated other comprehensive income (loss)	84	84	(4)	(80)	84
Total stockholder’s equity	4,312	5,014	292	(5,306)	4,312
Total liabilities and stockholder’s equity	$5,666	$6,851	$481	$(6,073)	$6,925

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2007
(In millions)
(Unaudited)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$99	$113	$(3)	$(110)	$99
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, depletion and amortization	—	171	5	—	176
Deferred income tax expense (benefit)	(12)	124	(3)	—	109
Earnings from consolidated subsidiaries, adjusted for cashdistributions	(113)	3	—	110	—
Earnings from unconsolidated affiliates, adjusted for cash distributions	—	20	—	—	20
Other non-cash items	1	—	—	—	1
Asset and liability changes	29	(88)	3	—	(56)
Net cash provided by operating activities	4	343	2	—	349
Cash flows from investing activities
Capital expenditures	—	(546)	(39)	—	(585)
Net proceeds from the sale of assets	—	2	—	—	2
Change in note receivable from affiliates	(59)	(4)	—	122	59
Net cash used by investing activities	(59)	(548)	(39)	122	(524)
Cash flows from financing activities
Repayment of amounts borrowed under revolving credit facility	(200)				(200)
Proceeds from borrowings under revolving credit facility	255	—	—	—	255
Change in note payable with affiliates	—	117	13	(122)	8
Net cash provided by financing activities	55	117	13	(122)	63
Change in cash and cash equivalents	—	(88)	(24)	—	(112)
Cash and cash equivalents
Beginning of period	—	95	37	—	132
End of period	$—	$7	$13	$—	$20

EL PASO EXPLORATION & PRODUCTION COMPANY
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2006
(In millions)
(Unaudited)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$57	$73	$2	$(75)	$57
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	—	146	6	—	152
Deferred income tax expense	—	6	1	—	7
Earnings from consolidated subsidiaries, adjusted for cash distributions	(73)	(2)	—	75	—
Earnings from unconsolidated affiliates, adjusted for cash distributions	—	3	—	—	3
Other non-cash items	1	—	—	—	1
Asset and liability changes	4	96	(11)	—	89
Net cash provided by (used in) operating activities	(11)	322	(2)	—	309
Cash flows from investing activities
Capital expenditures	—	(165)	(10)	—	(175)
Net proceeds from the sale of assets	—	2	—	—	2
Change in note receivable from affiliates	1	(1)	(5)	1	(4)
Net cash provided by (used in) investing activities	1	(164)	(15)	1	(177)
Cash flows from financing activities
Change in note payable with affiliates	—	(72)	7	(1)	(66)
Net cash provided by (used in) financing activities	—	(72)	7	(1)	(66)
Change in cash and cash equivalents	(10)	86	(10)	—	66
Cash and cash equivalents
Beginning of period	10	37	13	—	60
End of period	$—	$123	$3	$—	$126

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, the information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2006 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Our business consists of natural gas and oil exploration and production activities. Our profitability and performance are driven by the ability to locate and develop economic natural gas and oil reserves and extract those reserves with the lowest possible production and administrative costs. Accordingly, we manage our business with the goal of creating value through disciplined capital allocation, cost control and portfolio management. Our domestic natural gas and oil reserve portfolio blends slower decline rate, typically longer lived assets in our Onshore region, with steeper decline rate, shorter lived assets in our Texas Gulf Coast and Gulf of Mexico Shelf and south Louisiana regions. We believe the combination of our assets in these regions provides significant near-term cash flows while providing consistent opportunities for competitive investment returns. In addition, our international activities in Brazil and Egypt provide opportunity for additional future reserve additions and longer term cash flows.  For a further discussion of our business and strategy, see our 2006 Annual Report on Form 10-K.

Operating Results for the Quarter Ended March 31, 2007

Average Daily Production.  Our average daily production for the three months ended March 31, 2007, was 750 MMcfe/d (excluding 70 MMcfe/d from our equity investment in Four Star). Our average daily production levels in the first quarter of 2007 were consistent with the levels originally expected for the quarter and have increased as compared to the same period in 2006. Below is a further analysis of our production by region for the quarters ended March 31:

	2007	2006
	(MMcfe/d)
United States
Onshore	363	334
Texas Gulf Coast	189	195
Gulf of Mexico Shelf /south Louisiana	182	133
International
Brazil	16	32
Total Consolidated	750	694
Four Star(1)	70	71

(1)                   Amounts represent our proportionate share of the production of Four Star.

In our Onshore region, our 2007 production increased through capital projects where we maintained or increased production in most of our major operating areas, with the majority of growth coming from the Rockies.  In the Texas Gulf Coast region, our 2007 production volumes remained stable as the acquisition of properties in the first quarter of 2007 mostly offset natural production declines and the sale of certain non-strategic south Texas properties in 2006.  In the Gulf of Mexico Shelf/south Louisiana region, we increased production in 2007 through development projects in the West Cameron area and our Catapult project and recovery of volumes shut-in by hurricane damage, which helped to offset natural production declines. In Brazil, production volumes decreased primarily due to a contractual reduction of our ownership interest in the Pescada-Arabaiana fields in early 2006.

Drilling

Onshore.  We realized a 100 percent success rate on 152 gross wells drilled.

Texas Gulf Coast.  We experienced a 91 percent success rate on 23 gross wells drilled.

Gulf of Mexico Shelf and south Louisiana.  We drilled two unsuccessful wells in the first quarter of 2007, but expect to place four to eight wells in production for the remainder of 2007.

Brazil.  In the Pinauna Field in the Camamu Basin, we began drilling two exploratory wells.  Additionally, we began drilling an exploration well with Petrobras in the ES-5 Block in the Espirito Santo Basin.  These three exploratory wells are expected to reach their targeted zones and be evaluated by the third quarter of 2007.

Egypt.  In April 2007, we received formal government approval and signed the concession agreement for the South Mariut Block.  We paid $3 million for the concession and agreed to a $22 million firm working commitment over three years. The block is approximately 1.2 million acres and is located onshore in the western part of the Nile Delta.

Cash Operating Costs.  We monitor the cash operating costs required to produce our natural gas and oil volumes. These costs are generally reported on a per Mcfe basis and include total operating expenses less depreciation, depletion and amortization expense and cost of sales on our income statement. During the three months ended March 31, 2007, cash operating costs increased to $1.99/Mcfe as compared to $1.71/Mcfe for the same period in 2006, primarily as a result of higher production costs from higher workover activity levels, industry inflation in services, labor and material costs and lower severance tax credits.

Capital Expenditures.  Our total natural gas and oil capital expenditures on an accrual basis were $606 million for the quarter ended March 31, 2007, including $254 million to acquire producing properties and undeveloped acreage in Zapata County, Texas in January 2007.  The acquisition in Zapata County complements our existing Texas Gulf Coast operations and provides a re-entry into the Lobo area.

Outlook

For the full year 2007, we anticipate the following on a worldwide basis:

•         Average daily production volumes of approximately 740 MMcfe/d to 795 MMcfe/d, which excludes approximately 60 MMcfe/d to 65 MMcfe/d from our equity investment in Four Star.

•         Capital expenditures, excluding acquisitions, between $1.4 billion and $1.5 billion.  While 85% of the planned 2007 capital program is allocated to our domestic program, we plan to invest approximately $215 million internationally during 2007, primarily in our Brazil exploration and development program.

•         Average cash operating costs which include production costs, general and administrative expenses and taxes (other than production and income) of approximately $1.68/Mcfe to $2.00/Mcfe; and

•         Depreciation, depletion, and amortization rate between $2.60/Mcfe and $2.85/Mcfe.

Price Risk Management Activities

As part of our strategy, we enter into derivative contracts on our natural gas and oil production to stabilize cash flows, to reduce the risk and financial impact of downward commodity price movements on commodity sales and to protect the economic assumptions associated with our capital investment programs. Because this strategy only partially reduces our exposure to downward movements in commodity prices, our reported results of operations, financial position and cash flows can be impacted significantly by movements in commodity prices from period to period. Adjustments to our hedging strategy and the decision to enter into new positions or to alter existing positions are made based on the goals of the overall company.

In March 2007, we entered into additional floor and ceiling option contracts on approximately 44 TBtu of our anticipated 2008 natural gas production.  The following table reflects the contracted volumes and the minimum, maximum and average prices we will receive under our derivative contracts when combined with the sale of the underlying hedged production as of March 31, 2007:

	Fixed Price						Basis
	Swaps(1)		Floors(1)		Ceilings(1)		Swaps(1)(2)
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes
Natural Gas
2007	59	$7.71	41	$8.00	41	$16.89	83
2008	5	$3.42	44	$8.00	44	$10.53	—
2009	5	$3.56	—	—	—	—	—
2010-2012	11	$3.81	—	—	—	—	—
Oil
2007	144	$35.15	—	—	—	—	—

(1)                   Volumes presented are TBtu for natural gas and MBbl for oil. Prices presented are per MMBtu of natural gas and per Bbl of oil.

(2)                   Our basis swaps effectively “lock-in” locational price differences on a portion of our natural gas production in Texas and Oklahoma.

Our natural gas fixed price swaps, floors and ceiling contracts in the table above are designated as accounting hedges. Gains and losses associated with these natural gas contracts are deferred in accumulated other comprehensive income and will be recognized in earnings upon the sale of the related production at market prices, resulting in a realized price that is approximately equal to the hedged price. Our oil fixed price swaps and approximately 39 TBtu of our natural gas basis swaps are not designated as accounting hedges. Accordingly, changes in the fair value of these swaps are not deferred, but are recognized in earnings each period.

The table above does not include net realized gains on derivative contracts we previously accounted for as hedges on which we will record an additional $45 million as natural gas and oil revenues for the remainder of 2007, which are also currently deferred in accumulated other comprehensive income.

Results of Operations

Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business.  We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income or loss adjusted for (i) items that do not impact our income or loss from continuing operations, such as the cumulative effect of accounting changes, (ii) income taxes, (iii) interest, which includes third party and affiliated interest expense.  We exclude interest and debt expense so investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.  Below is a reconciliation of our EBIT to our net income for the quarters ended March 31:

	2007	2006
Operating revenues	$505	$385
Operating expenses	334	281
Operating income	171	104
Earnings (losses) from unconsolidated affiliates	(1)	7
Other income, net	3	1
EBIT	173	112
Interest expense	(23)	(27)
Income taxes	(51)	(28)
Net income	$99	$57

Financial Results and Variance Analysis

The tables below and the discussion that follows provide our financial results and analysis of significant variances in these results during the quarters ended March 31:

	2007	2006
	(In millions)
Operating Revenues:
Natural gas	$408	$285
Oil, condensate and NGL	88	90
Other	9	10
Total operating revenues	505	385
Operating Expenses:
Depreciation, depletion and amortization	(176)	(152)
Production costs(1)	(86)	(64)
Cost of sales	(24)	(22)
General and administrative expenses	(46)	(42)
Taxes, other than production and income	(2)	(1)
Total operating expenses	(334)	(281)
Operating income	171	104
Other income(2)	2	8
EBIT	$173	$112

(1)                   Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

(2)                   Includes equity earnings from our investment in Four Star.

			Percent
	2007	2006	Variance
Consolidated volumes, prices and costs per unit:
Natural gas
Volumes (MMcf)	56,713	52,029	9%
Prices ($/Mcf)
Average realized prices including hedges	$7.19	$5.49	31%
Average realized prices excluding hedges	$6.46	$7.77	(17)%
Average transportation costs ($/Mcf)	$0.31	$0.24	29%
Oil, condensate and NGL
Volumes (MBbls)	1,788	1,745	2%
Prices ($/Bbl)
Average realized prices including hedges	$49.32	$51.25	(4)%
Average realized prices excluding hedges	$50.07	$52.60	(5)%
Average transportation costs ($/Bbl)	$0.76	$1.25	(39)%
Total equivalent volumes
MMcfe	67,442	62,500	8%
MMcfe/d	750	694	8%
Production costs and other cash operating costs ($/Mcfe)
Average lease operating costs	$0.95	$0.73	30%
Average production taxes	0.32	0.29	10%
Total production costs(1)	1.27	1.02	25%
Average general and administrative expenses	0.69	0.67	3%
Average taxes, other than production and income	0.03	0.02	50%
Total cash operating costs	$1.99	$1.71	16%
Unit of production depletion cost ($/Mcfe)	$2.49	$2.31	8%
Unconsolidated affiliate volumes (Four Star)
Natural gas (MMcf)	4,941	4,507
Oil, condensate and NGL (MBbls)	233	309
Total equivalent volumes
MMcfe	6,338	6,360
MMcfe/d	70	71

(1)                   Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

The table below outlines the variances in our operating results for the quarter ended March 31, 2007 as compared to the same period in 2006:

	Variances
	Operating	Operating
	Revenues	Expenses	Other	EBIT
	Favorable/(Unfavorable)
	(In millions)
Natural Gas Revenues
Lower realized prices in 2007	$(74)	$—	$—	$(74)
Impact of hedges	161	—	—	161
Higher production volumes in 2007	36	—	—	36
Oil, Condensate and NGL Revenues
Lower realized prices in 2007	(5)	—	—	(5)
Impact of hedges	1	—	—	1
Higher production volumes in 2007	2	—	—	2
Other Revenues
Change in fair value of derivatives not designated as hedges	2	—	—	2
Other	(3)	—	—	(3)
Depreciation, Depletion and Amortization Expense
Higher depletion rate in 2007	—	(13)	—	(13)
Higher production volumes in 2007	—	(11)	—	(11)
Production Costs
Higher lease operating costs in 2007	—	(18)	—	(18)
Higher production taxes in 2007	—	(4)	—	(4)
General and Administrative Expenses	—	(4)	—	(4)
Other	—	(3)	(6)	(9)
Total Variances	$120	$(53)	$(6)	$61

Operating revenues.   In 2007, our revenues increased as compared to 2006 primarily due to the success in our drilling program which resulted in higher production volumes as previously discussed.  Offsetting the positive impact of higher production volumes were reduced prices as compared to 2006.  However, the effect of our hedging program somewhat mitigated the impact of price declines as gains on hedging settlements were $40 million during the first quarter of 2007 as compared to losses of $122 million in the first quarter of 2006.

Depreciation, depletion and amortization expense.  During the first quarter of 2007, our depletion rate increased as compared to the same period in 2006 as a result of higher finding and development costs due to service cost inflation, mechanical problems in executing our drilling program during 2006 and downward revisions in previous estimates of reserves due to lower commodity prices.

Production costs.  In the first quarter of 2007, our lease operating costs increased as compared to the same period in 2006 due to higher workover activity levels, industry inflation in services, labor and material costs and lower severance tax credits.

General and administrative expenses.  Our general and administrative expenses increased during 2007 as compared to the same period in 2006, primarily due to higher labor costs.

Other.   During the first quarter of 2007, Four Star’s equity earnings decreased by $8 million as compared to the same period in 2006 due to lower natural gas prices, higher production costs and higher depreciation, depletion and amortization expense.

Interest Expense

Third party interest expense for the first quarter of 2007 decreased $3 million compared to the same period in 2006 due to lower average amounts borrowed under our $500 million revolving credit facility.

Income Taxes

Income taxes included in our net income and our effective tax rates for the quarters ended March 31 were as follows:

	2007	2006
	(In millions, except for rates)
Income taxes	$51	$28
Effective tax rate	34%	33%

Our effective tax rates for each period differed from the federal statutory rate of 35 percent, primarily due to earnings from unconsolidated affiliates where we anticipate receiving dividends that qualify for the dividend received deduction, and from state income taxes.

Liquidity

Our primary sources of liquidity are cash generated from operations, advances from El Paso through its cash management program and our $500 million revolving credit facility.  Other sources may include capital contributions from El Paso and access to the capital markets. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso, subject to limitations under our financing arrangements, or El Paso provides cash to us. Changes in overall amounts borrowed from El Paso under the cash management program are reflected as financing activities and changes in overall advances to El Paso are reflected as investing activities in our statement of cash flows. As of March 31, 2007, we had borrowed $8 million from El Paso under El Paso’s cash management program.  As of December 31, 2006, we had advanced $59 million to El Paso under El Paso’s cash management program.

In March 2007, Moody’s Investor Services confirmed our senior unsecured debt rating of B1 with a positive outlook and upgraded El Paso’s senior unsecured debt rating to Ba3 while maintaining a positive outlook.  Additionally, in March 2007, (i) Standard and Poor’s upgraded our senior unsecured debt rating to BB and upgraded El Paso’s senior unsecured debt rating to BB- maintaining a positive outlook, and (ii) Fitch Ratings initiated coverage on us and assigned a rating on our senior unsecured debt of BB and on El Paso’s senior unsecured debt of BB+.

During 2007 we entered into new derivative option contracts on our 2008 natural gas production. These contracts were executed under agreements that will not require us to post any incremental net cash margin in future periods since they are collateralized by the same natural gas and oil properties that collateralize our $500 million revolving credit facility. As of March 31, 2007 and December 31, 2006, we had $200 million and $145 million outstanding under the revolving credit facility. Based on our expected capital spending program, and forecasted operating cash flows using current projections of the amounts of hedged production and current commodity price levels, we may be required to draw on our revolving credit facility or obtain advances from El Paso through the cash management program to fund a portion of our capital expenditures, and meet working capital and debt service needs.  In addition, during the first quarter of 2007, El Paso billed us $88 million for certain tax attributes previously reflected as deferred income taxes. These amounts will be settled in the second quarter of 2007.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Part I, Item 1, Financial Statements, Note 4, incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission (SEC) reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based on the results of this evaluation, our President and CFO concluded that our disclosure controls and procedures are effective at March 31, 2007.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the first quarter of 2007.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2006 Annual Report on Form 10-K filed with the SEC.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2006 Annual Report on Form 10-K. There have been no material changes in these risk factors since that report.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

The Exhibit Index is incorporated herein by reference and lists the exhibits required to be filed by this report by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, El Paso Exploration & Production Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL PASO EXPLORATION & PRODUCTION COMPANY

Date: May 8, 2007	By:	/s/ Brent J. Smolik
Brent J. Smolik
President
(Principal Executive Officer)

Date: May 8, 2007	By:	/s/ Dane E. Whitehead
Dane E. Whitehead
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Each exhibit identified below is a part of this Report.

Exhibit Number	Description
31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.